Form 10-Q
period 1996-05-31
ILM II LEASE CORP
filed 1996-07-12
CIK 932092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------


                                    FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1996

                                      OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from           to          .


                            Commission File Number    :  0-25880


                           ILM II LEASE CORPORATION
            (Exact name of registrant as specified in its charter)


     Virginia                                                  04-3248639
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                            Identification No.)



265 Franklin Street, Boston, MA                                02110
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (800) 225-1174

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Shares on common stock outstanding as of May 31, 1996: 5,180,941. The aggregate sales price of the shares sold was $500,000. This does not reflect market value. There is no current market for these shares.

                           ILM II LEASE CORPORATION

                                  BALANCE SHEET
                            May 31, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS


Cash and cash equivalents                             $     1,457
Prepaid expenses and other assets                             131
                                                      -----------
                                                      $     1,588
                                                      ===========


                     LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable and accrued expenses                $        626
Accounts payable - affiliates                                  16
Income taxes payable                                           62
Shareholders' equity                                          884
                                                     ------------
                                                     $      1,588
                                                     ============



                              STATEMENTS OF INCOME
          For the three and nine months ended May 31, 1996 (Unaudited)
                      (In thousands, except per share data)


                                         Three Months      Nine Months
                                         ------------      -----------
Revenues:
  Rental and other income                 $  3,304          $   9,702
  Interest income                               10                 24
                                          --------          ---------
                                             3,314              9,726

Expenses:
  Property operating expenses                1,725              5,172
  Master lease rent expense                  1,008              2,864
  Real estate taxes                            143                391
  Property management fees                     181                534
  General and administrative                    33                 73
  Advisory fees                                 16                 48
                                         ---------          ---------
                                             3,106              9,082
                                         ---------          ---------

Income before taxes                            208                644

Income tax expense                              81                259
                                        ----------         ----------

Net income                              $      127         $      385
                                        ==========         ==========

Net income per share
(5,180,941 shares outstanding)               $0.02             $0.07
                                             =====             =====



                             See accompanying notes.

                            ILM II LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
               For the nine months ended May 31, 1996 (Unaudited)
                                 (In thousands)


                                Common Stock    Additional
                               $.01 Par Value   Paid-in    Accumulated
                               Shares   Amount  Capital    Earnings     Total
                               ------   ------  -------    --------     ------

Balance at August 31, 1995         15    $  -     $   1      $  (1)     $   -

Issuance of common stock        5,166       52       447          -       499

Net income                          -        -         -        385       385
                               ------    -----    ------     ------     -----

Balance at May 31, 1996         5,181    $  52    $  448     $  384     $ 884
                                =====    =====    ======     ======     =====




                             STATEMENT OF CASH FLOWS
               For the nine months ended May 31, 1996 (Unaudited)
                Increase (decrease) in Cash and Cash Equivalents
                                 (In thousands)


Cash flows from operating activities:
  Net income                                             $     385
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Changes in assets and liabilities:
     Prepaid expenses and other assets                        (131)
     Accounts payable and accrued expenses                     626
     Accounts payable - affiliates                              16
     Income taxes payable                                       62
                                                        ----------
      Total adjustments                                        573
                                                        ----------
      Net cash provided by operating activities                958

Cash flows from financing activities:
   Proceeds from issuance of common stock                      499
                                                        ----------

Net increase in cash and cash equivalents                    1,457

Cash and cash equivalents, beginning of period                   -
                                                        ----------

Cash and cash equivalents, end of period                $    1,457
                                                        ==========




                           See accompanying notes.

                           ILM II LEASE CORPORATION

                        Notes to Financial Statements
                                 (Unaudited)



1.    Organization

      ILM II Lease Corporation ("the Company") was organized as a corporation on September 12, 1994 under the laws of the state of Virginia. Through August 31, 1995, the Company had no significant operations. The Company was formed by PaineWebber Independent Living Mortgage Inc. II (ILM) to operate six rental housing projects for independent senior citizens ("the Facilities") under a master lease agreement. ILM initially made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Facilities between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM, subject to the mortgage loans. ILM has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code") for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM's annual gross income must be Qualified Rental Income as defined by the Code. The rent paid by the residents of the Facilities likely would not be deemed to be Qualified Rental Income because of the extent of services provided to residents. Consequently, the operation of the Facilities by ILM or its subsidiaries over an extended period of time could adversely affect ILM's status as a REIT. Therefore, ILM formed the Company to operate the Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM common stock on September 1, 1995 (see Note 2). Because the Company, which will be taxed as a regular C corporation, is not a subsidiary of ILM, it can receive service-related income without endangering the REIT status of ILM.

      The Company's sole business is the operations of the Facilities. The Company has initially leased the Facilities from ILM II Holding, Inc. ("ILM Holding"), the subsidiary of ILM which currently holds title to the Facilities, pursuant to a master lease which commenced on September 1, 1995 (see Note 3). Pursuant to the settlement agreement referred to above, the Company engaged AHC, the former owner of the Facilities, to manage the day-to-day operations of the Facilities pursuant to a management agreement (see Note 6).

      Management believes that all necessary adjustments to fairly reflect the results of the interim period are included in the accompanying financial statements. All accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Capital Stock

      Prior to September 1, 1995, the Company was a wholly-owned subsidiary of ILM. Pursuant to a Reorganization and Distribution Agreement, ILM capitalized the Company with $500,000, an amount estimated to provide the Company with necessary working capital. On September 1, 1995, Mavricc Management Systems, Inc., as the distribution agent, caused to be issued on the stock records of the Company the distributed Common Stock of the Company, in uncertificated form, to the holders of record of ILM common stock at the close of business on July 14, 1995. One share of the Company's Common Stock was distributed for each outstanding share of ILM Common Stock. No certificates or scrip representing fractional shares of the Company's Common Stock were issued to holders of ILM common stock as part of the distribution. In lieu of receiving fractional shares, each holder of ILM common stock who would otherwise have been entitled to receive a fractional share of the Company's Common Stock received a cash payment equivalent to $0.14 per share for such fractional interest.

3. The Master Lease Agreement

      ILM Holding (the "Lessor") has leased the Facilities to the Company (the "Lessee") pursuant to a master lease which commenced on September 1, 1995. Such master lease is a "triple net" lease with an original fixed term expiring December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility). Under the terms of the master lease, the Lessor has the right to terminate the master lease as to any Facility sold as of the date of such sale. The master lease is accounted for as an operating lease in the Company's financial statements.

      Descriptions of the properties covered by the master lease between the Company and ILM Holding are summarized as follows:

      The Palms, Fort Myers, Florida

      The Company operates a 204-unit Senior Housing Facility known as The Palms, located in Fort Myers, Florida. Construction of the Senior Housing Facility, which averaged 99% occupancy for the quarter ended May 31, 1996, was completed in October 1988.

      Crown Villa, Omaha, Nebraska

      The Company operates a 73-unit Senior Housing Facility known as Crown Villa, located in Omaha, Nebraska. Construction of the Senior Housing Facility, which averaged 96% occupancy for the quarter ended May 31, 1996, was completed in January 1992.

      Overland Park Place, Overland Park, Kansas

      The Company operates a 137-unit Senior Housing Facility known as Overland Park Place, located in Overland Park, Kansas. Construction of the Senior Housing Facility, which averaged 91% occupancy for the quarter ended May 31, 1996, was completed in June 1984.

      Rio Las Palmas, Stockton, California

      The Company operates a 162-unit Senior Housing Facility known as Rio Las Palmas, located in Stockton, California. Construction of the Senior Housing Facility, which averaged 85% occupancy for the quarter ended May 31, 1996, was completed in June 1988.

      The Villa at Riverwood, St. Louis County, Missouri

      The Company operates a 119-unit Senior Housing Facility known as The Villa at Riverwood, located in St. Louis County, Missouri. Construction of the Senior Housing Facility, which averaged 93% occupancy for the quarter ended May 31, 1996, was completed in June 1985.

      Villa Santa Barbara, Santa Barbara, California

      The Company operates a 123-unit Senior Housing Facility known as Villa Santa Barbara, located in Santa Barbara, California, under a co-tenancy arrangement with an affiliated company, ILM I Lease Corporation. The Company has entered into an agreement with ILM I Lease Corporation regarding such joint tenancy. ILM I Lease Corporation was formed for similar purposes as the Company by an affiliated REIT, PaineWebber Independent Living Mortgage Fund, Inc., whose indirect subsidiary owns a portion of the Villa Santa Barbara property. The portion of the Facility leased by the Company represents 75% of the total project. The Senior Housing Facility, which averaged 69% occupancy for the quarter ended May 31, 1996, was opened in June of 1979.

      During the term of the master lease, the Company is obligated to pay annual base rent ("Base Rent") for the Facilities. For calendar year 1995, the annual Base Rent was $3,548,700 (prorated according to the date of commencement of the master lease), allocated as follows: $849,836 for the Florida Facility, $541,010 for the Nebraska Facility, $720,252 for the Kansas Facility, $591,429 for the Stockton, California Facility, $423,933 for the Missouri Facility and $422,240 for the Santa Barbara, California Facility. For calendar year 1996 and subsequent years, the annual Base Rent will be $4,035,600, allocated as follows: $966,439 for the Florida Facility, $615,240 for the Nebraska Facility, $819,074 for the Kansas Facility, $672,576 for the Stockton, California Facility, $482,098 for the Missouri Facility and $480,173 for the Santa Barbara, California Facility. Beginning in fiscal 1997, and for each fiscal year thereafter, the Company also must pay variable rent ("Variable Rent") to ILM Properties for each Facility. Such Variable
   Rent will be equal to 40% of the excess, if any, of the aggregate total revenues for the Facilities for fiscal 1997 or such subsequent fiscal year over $13,021,000. In addition, the Company is obligated to pay as additional rent ("Additional Rent") governmental taxes and assessments, utility charges, and insurance premiums. Base Rent, Variable Rent and Additional Rent are collectively referred to in the master lease as "Rent". The Company believes that the rent it will pay under the master lease represents the fair rental value for the Facilities. With regard to repairs, the master lease specifically requires the Company, at its expense, to inspect, maintain and perform non-structural repairs to the Facilities. ILM Holding, as the owner of the Facilities and Lessor, is responsible for all capital improvements and structural repairs to the Facilities.

      Under the master lease, the Company's use of the Facilities is limited to use as a senior housing facility unless the Lessor's consent to some other use is obtained. The Company has responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each Facility, and to use and maintain each Facility in compliance with all local board of health and other applicable governmental and insurance regulations. The Facilities located in California, Florida and Kansas are licensed by such states to provide assisted living services. Also, various health and safety regulations and standards which are enforced by state and local authorities apply to the operation of all of the Facilities. Violations of such health and safety standards could result in fines, penalties, closure of a Facility or other sanctions.

4. Federal Income Taxes

      The Company is taxable as a regular C corporation and, therefore, its income is subject to tax at the federal and state levels. Income taxes at the appropriate statutory rates have been provided for in the accompanying financial statements.

      ILM recognized a gain of $225,000 on the distribution of the Company's Common Stock to the shareholders of ILM to the extent that the estimated fair market value of the Company's Common Stock (of $0.14 per share) exceeded ILM's basis in such Common Stock. ILM's basis in the Company's Common Stock equaled the $500,000 contributed to the Company upon the original issuance of the Company's Common Stock to ILM.

5. The Advisory Agreement and Related Party Transactions

      The Company has entered into an Advisory Agreement with PaineWebber Lease Advisor, L.P. ("the Advisor"), a Virginia limited partnership comprised of ILM Lease Advisor, Inc. as the general partner and Properties Associates, L.P. as the limited partner. ILM Lease Advisor Inc. is a wholly-owned subsidiary of PaineWebber Properties Incorporated ("PWPI"). The sole general partner of Properties Associates, L.P. is PAM, Inc., which is a wholly-owned subsidiary of PWPI. PWPI is a wholly-owned subsidiary of PaineWebber
   Incorporated ("PWI"), which is a subsidiary of Paine Webber Group Inc. ("PaineWebber"). Subject to the supervision of the Company's Board of Directors, the business of the Company is managed by the Advisor. Under the Advisory Agreement, the Company will engage the Advisor and the Advisor agrees to use its best efforts to manage the day-to-day affairs and operations of the Company and to provide administrative services and facilities appropriate for such management. The specific duties of the Advisor under the Advisory Agreement include recommending selections of providers of professional and specialized services and handling other managerial functions with respect to the Facilities. The Advisor is also obligated to provide office and clerical facilities adequate for the Company's operations and to provide, or obtain others to provide, accounting, custodial, funds collection and payment, stockholder communications, legal and other services necessary in connection with the Company's operations. The Advisory Agreement also obligates the Advisor to handle or arrange for the handling of the Company's financial and other records.

      Either party may terminate the Advisory Agreement at any time on or after January 1, 1996 on 90 days' notice, and the Company may terminate the Advisory Agreement for cause at any time. The Advisor receives a base fee in an amount equal to 0.5% of the Gross Operating Revenues of the Facilities operated by the Company as compensation for its services. This fee amounted to $48,000 for the nine months ended May 31, 1996. In addition, an affiliate of the Advisor is entitled to reimbursement for expenses incurred in providing certain financial, accounting and investor communication services to the Company. Included in general and administrative expenses for the nine months ended May 31, 1996 is $23,000, representing reimbursements to this affiliate of the Advisor for providing such services to the Company. In performing its services under the Advisory Agreement, the Advisor is required to pay certain employment expenses of its personnel, certain expenses of employees and agents of the Advisor and of directors, officers and employees of the Company who are also employees of the Advisor or its affiliates, and certain of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. The Company is responsible for reimbursing out-of-pocket expenses of directors, officers and employees of the Company incurred by them exclusively in such capacity and for all other costs of its operations.

6. The Management Agreement

      The Company has engaged AHC to manage the Facilities pursuant to a Management Agreement. Under the Management Agreement, AHC generally is required to perform all operational functions necessary to operate the Facilities other than certain administrative functions. The functions performed by AHC include periodic reporting to, and coordinating generally with, the Company, leasing the individual units in the Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Facilities, hiring and supervising on-site personnel, and performing maintenance. The contract is automatically renewable for successive one-year periods through December 31, 2000, subject to certain limitations described further below. The terms of the management contract provide that AHC will receive a base management fee equal to 5.5% of Gross Operating Revenues of the Senior Housing Facilities, as defined. Such fees totalled $534,000 for the nine months ended May 31, 1996. The management agreement may be terminated without cause upon 30 days' written notice subsequent to September 15, 1996. The contract may be terminated immediately for cause, which includes failure to meet certain minimum occupancy and rental rate thresholds. If the agreement is terminated without cause prior to December 31, 2000, AHC would be due a termination fee of $750,000. Effective September 1, 1995, the obligations to pay AHC under the terms of the management agreement were transferred to the Company. However, ILM has guaranteed the payment of the termination fee described above.

                           ILM II LEASE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

      The Company was formed by PaineWebber Independent Living Mortgage Inc. II ("ILM II"), a publicly-held, non-traded Real Estate Investment Trust ("REIT"), for the purpose of operating six Senior Housing Facilities under the terms of a master lease agreement. ILM had originally made mortgage loans secured by the Facilities to Angeles Housing Concepts, Inc. ("AHC") between June 1989 and July 1992. In March 1993, AHC defaulted under the terms of such loans which led to the foreclosure of the Facilities in April 1994 under the terms of a settlement agreement between ILM II and AHC. As of August 31, 1995, the Company which is taxable as a regular C corporation and not as a REIT, was a wholly-owned subsidiary of ILM which had contributed $500,000 in return for all of the Company's capital stock. On September 1, 1995, after ILM received the required regulatory approval, it distributed all of the outstanding shares of capital stock of the Company to the holders of record of ILM's common stock. One share of common stock of the Company was issued for each full share of ILM's common stock held. No fractional shares were issued. Holders of ILM's common stock were not required to pay any cash or other consideration or to exchange their common stock of ILM for the common stock of the Company. Prior to the distribution of the Company's stock, ILM shareholders received an information statement fully describing the Company and the distribution of its capital stock.

      The master lease agreement is initially between ILM's consolidated affiliate, ILM II Holding, Inc. ("ILM Holding") as owner of the properties and Lessor, and the Company as Lessee. The master lease is a "triple-net" lease with an original fixed term expiring December 31, 2000 (December 31, 1999 with respect to the Santa Barbara property). The Lessor has the right to terminate the master lease as to any property sold by the Lessor as of the date of such sale. During the initial term of the master lease, the Company is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the commencement date of the lease) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning in fiscal 1997, and for each fiscal year thereafter, the Company will also be obligated to pay variable rent to the Lessor for each Facility. Such variable rent will be equal to 40% of the excess, if any, of the aggregate total revenues for the Facilities for fiscal 1997 or such subsequent fiscal year over $13,021,000. In addition, as the Lessee, the Company is responsible for paying all governmental taxes and assessments, utility charges, and insurance premiums, as well as the costs of all required maintenance and non-structural repairs to the Facilities. The Lessor, as the owner of the Facilities, is responsible for all capital improvements and structural repairs to the Facilities.

      The six properties which the Company has leased averaged 90% occupancy for the quarter ended May 31, 1996. The Facilities generated sufficient net cash flow to cover the master lease rental obligation to ILM Holding during the initial nine-month period of the Company's operations. Furthermore, annualized current operating income levels are sufficient to cover the calendar 1996 master lease payments, which are $122,000 per quarter higher than the rate paid during calendar 1995. Further improvement in operating income levels is expected upon the successful lease-up of the Villa Santa Barbara property. A property renovation and assisted-living conversion program has been in progress at Villa Santa Barbara for the past 21 months. Phase one of the renovations at the Santa Barbara Facility, which was completed during fiscal 1995, included renovation of the lobby, dining room, library, activities room, television and game room and the laundry rooms. Phase two of the renovation program, which was substantially completed during the current quarter, involved interior unit improvements, hallway upgrades and the conversion of existing studio units to assisted living units. Leasing gains at Santa Barbara have been slowed by delays in completing the capital improvements and in obtaining the required regulatory licensing to begin leasing the new assisted living units. During the current quarter, the Company received the required local regulatory approval of its assisted living operating license. Leasing of the 38 new assisted living units is now underway. The overall occupancy at the Santa Barbara Facility had increased to 79% as of May 31, 1996.

      Management of the Facilities has been provided by AHC from, and in certain cases prior to, the date that the original mortgage loans were made by ILM. In connection with the settlement agreement referred to above, AHC was retained in a property management capacity under a contract with an original expiration date of December 31, 1995. The contract is automatically renewable for successive one-year periods through December 31, 2000, subject to certain limitations. The terms of the management contract provide that AHC will receive a base management fee equal to 5.5% of Gross Operating Revenues of the Senior Housing Facilities, as defined. The management agreement may be terminated without cause upon 30 days' written notice subsequent to September 15, 1996. The contract may be terminated immediately for cause, which includes failure to meet certain minimum occupancy and rental rate thresholds. If the agreement is terminated without cause prior to December 31, 2000, AHC would be due a termination fee of $750,000. Effective September 1, 1995, the obligations to pay AHC under the terms of the management agreement were transferred to the Company. However, ILM has guaranteed the payment of the termination fee described above.

   At May 31, 1996, ILM had cash and cash equivalents of $1,457,000. Such amounts will be used for the Company's working capital requirements. The Company has no current plans to pay regular dividends to its shareholders. The Company's dividend policy will be re-evaluated periodically by the Board of Directors in light of historical operating results and expected future capital needs. The source of future liquidity is expected to be from the operating cash flow from the Senior Housing Facilities, net of the master lease payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

Results of Operations
 Three Months Ended May 31, 1996

      The Company's operations began on September 1, 1995 with the commencement of the master lease agreement. As a result, this is the Company's first year of operations, and, therefore, a comparison to the same period in the prior year is not applicable. The Company had net income of $127,000 for the three months ended May 31, 1996. The Company's primary revenue source is rental income from the individual tenant leases at the Senior Housing Facilities. Rental income amounted to $3,304,000 for the three months ended May 31, 1996. Rental income and interest income on cash and cash equivalents exceeded the Company's total operating expenses of $3,106,000 for the current three-month period. Expenses included property operating expenses of $1,725,000, master lease rent expense of $1,008,000, real estate taxes of $143,000 and property management fees of $181,000. In addition, the Company incurred income taxes of $81,000 on pre-tax income of $208,000. Such expense includes federal and state taxes at the applicable statutory rates.

Nine Months Ended May 31, 1996

      The Company's operations began on September 1, 1995 with the commencement of the master lease agreement. As a result, this is the Company's first year of operations, and, therefore, a comparison to the same period in the prior year is not applicable. The Company had net income of $385,000 for the nine months ended May 31, 1996. The Company's primary revenue source is rental income from the individual tenant leases at the Senior Housing Facilities. Rental income amounted to $9,702,000 for the nine months ended May 31, 1996. Rental income and interest income on cash and cash equivalents exceeded the Company's total operating expenses of $9,082,000 for the current nine-month period. Expenses included property operating expenses of $5,172,000, master lease rent expense of $2,864,000, real estate taxes of $391,000 and property management fees of $534,000. In addition, the Company incurred income taxes of $259,000 on pre-tax income of $644,000. Such expense includes federal and state taxes at the applicable statutory rates.

                           ILM II LEASE CORPORATION





                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          By: ILM II LEASE CORPORATION



                              By:  /s/ Timothy J. Medlock
                                  Timothy J. Medlock
                                  Treasurer





Dated:  July 12, 1996