Form 10-Q
period 1997-02-28
ILM II LEASE CORP
filed 1997-04-21
CIK 932092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                      ----------------------------------


                                   FORM 10-Q


    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X .     No .
                                     -----

Shares on common stock outstanding as of February 28, 1997: 5,180,952. The aggregate sales price of the shares sold was $500,000. This does not reflect market value. There is no current market for these shares.

                           ILM II LEASE CORPORATION

                                 BALANCE SHEET
               February 28, 1997 and August 31, 1996 (Unaudited)
                                (In thousands)

                                    ASSETS


                                                      February 28    August 31
                                                      -----------    ---------

Cash and cash equivalents                               $   1,544    $  1,591
Accounts receivable                                            12           5
Prepaid expenses and other assets                              53         118
                                                        ---------    --------
      Total current assets                                  1,609       1,714

Furniture, fixtures and equipment                             299         197
Less:  accumulated depreciation                               (32)        (14)
                                                        ---------    --------
                                                              267         183

Deferred tax asset, net                                        23          38
                                                         --------    --------
                                                         $  1,899    $  1,935
                                                         ========    ========


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                    $    336    $    528
Real estate taxes payable                                     108         203
Accounts payable - affiliates                                 300         302
Security deposits                                              12          12
                                                         --------    --------
      Total current liabilities                               756       1,045

Deferred rent payable                                         115         131
                                                         --------    --------
      Total liabilities                                       871       1,176

Shareholders' equity                                        1,028         759
                                                         --------    --------
                                                         $  1,899    $  1,935
                                                         ========    ========
















                            See accompanying notes.

                           ILM II LEASE CORPORATION

                             STATEMENTS OF INCOME
  For the three and six months ended February 28, 1997 and February 29, 1996
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                   Three Months Ended      Six Months Ended
                                     February 28/29,        February 28/29,
                                   -------------------     -----------------
                                     1997       1996        1997        1996
                                     ----       ----        ----        ----

Revenues:
  Rental and other income         $ 3,582    $  3,233    $  7,158    $  6,398
  Interest income                       9          10          19          14
                                  -------    --------    --------    --------
                                    3,591       3,243       7,177       6,412

Expenses:
  Master lease rent expense         1,132       1,001       2,133       2,002
  Dietary salaries, wages and
    food service expenses             656         606       1,315       1,153
  Administrative salaries, wages
    and expenses                      328         291         580         529
  Marketing salaries, wages
    and expenses                      143         173         295         333
  Utilities                           257         238         523         483
  Repairs and maintenance             118         132         244         259
  Real estate taxes                   129         125         254         248
  Property management fees            188         178         380         353
  Other property operating expenses   404         377         786         691
  General and administrative          137          20         164          40
  Advisory fees                        18          16          36          32
  Depreciation expense                 11           -          18           -
                                  -------    --------    --------    --------
                                    3,521       3,157       6,728       6,123
                                  -------    --------    --------    --------

Income before taxes                    70          86         449         289

Income tax expense (benefit):
  Current                              21          12         166         135
  Deferred                              7          23          14         (19)
                                  -------    --------    --------    --------
                                       28          35         180         116
                                  -------    --------    --------    --------

Net income                        $    42    $     51    $    269      $  173
                                  =======    ========    ========      ======


Earnings per share of
  common stock                      $0.01       $0.01       $0.05       $0.03
                                    =====       =====       =====       =====

The above earnings per share of common stock is based upon the 5,180,952 shares outstanding for each period.















                            See accompanying notes.

                            ILM II LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  For the six months ended February 28, 1997 and February 29, 1996 (Unaudited)
                                 (In thousands)

                                    Common Stock        Additional
                                   $.01 Par Value       Paid-in      Accumulated
                                   Shares   Amount      Capital      Earnings       Total
                                   ------   ------      -------      --------       -----


Balance at August 31, 1995         15         $   -     $      1      $    (1)    $    -

Issuance of common stock        5,166            52          447            -        499

Net income                          -             -           -           173        173
                               ------        ------    --------       -------     ------

Balance at February 29, 199     5,181        $  52     $   448        $   172     $  672
                                =====        =====     =======        =======     ======

Balance at August 31, 1996      5,181        $  52     $   448        $   259     $  759

Net income                          -            -           -            269        269
                               ------        -----     -------        -------     ------

Balance at February 28, 1997    5,181        $  52     $   448        $   528     $1,028
                               ======        =====     =======         =======    ======



























                            See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
  For the six months ended February 28, 1997 and February 29, 1996 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)

                                                             1997        1996
                                                             ----        ----

Cash flows from operating activities:
   Net income                                           $     269     $   173
   Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation expense                                      18           -
     Changes in assets and liabilities:
      Accounts receivable                                      (7)        (12)
      Prepaid expenses and other assets                        65         (34)
      Deferred tax asset, net                                  15         (19)
      Accounts payable and accrued expenses                  (192)        545
      Accounts payable - affiliates                            (2)         16
      Real estate taxes payable                               (95)        (10)
      Security deposits                                         -           -
      Deferred rent payable                                   (16)         66
      Income taxes payable                                      -         135
                                                         ---------   --------
         Total adjustments                                   (214)        687
                                                         --------    --------
         Net cash provided by operating activities             55         860

Cash flows from investing activities:
   Additions to furniture, fixtures and equipment            (102)          -
                                                         --------    --------
         Net cash used in investing activities               (102)          -

Cash flows from financing activities:
   Proceeds from issuance of common stock                       -         499
                                                         --------    --------
         Net cash provided by financing activities              -         499
                                                         --------    --------

Net (decrease) increase in cash and cash equivalents          (47)      1,359

Cash and cash equivalents, beginning of period              1,591           -
                                                         --------     -------

Cash and cash equivalents, end of period                 $  1,544     $ 1,359
                                                         ========     =======

Supplemental disclosure:

Cash paid during the period for income taxes            $     141     $     -
                                                        =========     =======











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

        The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1997 and August 31, 1996 and revenues and expenses for each of the three and six-month periods ended February 28, 1997 and February 29, 1996. Actual results could differ from the estimates and assumptions used.

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

        At a meeting of the ILM Board on January 10, 1997, the Advisor recommended the immediate sale of the senior housing facilities held by ILM and an affiliated entity, PaineWebber Independent Living Mortgage Fund, Inc. ("ILM1"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for a specified price, thereby guaranteeing the shareholders a "floor" price. The Advisor also stated that if PaineWebber purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM in evaluating the Advisor's proposal, a disinterested, independent investment banker with expertise in healthcare REITs and independent/assisted living financings was engaged. Following a comprehensive analysis, the investment banker recommended that ILM decline the Advisor's proposal and instead investigate expansion and restructuring alternatives. The Company and ILM are presently analyzing the Advisor's proposal and the recommendations and other information provided by the independent investment banker.

        In addition, the Company and ILM are reviewing various restructuring alternatives. The Company and ILM are analyzing a merger of ILM with ILM Holding and are also considering possibly merging ILM with ILM1 and the Company with ILM I Lease Corporation. In addition, ILM is exploring listing its shares on an exchange or, alternatively, having them trade through NASDAQ. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any action to its shareholders. There can be no assurance that the Company will recommend taking any of such actions.

2.   The Master Lease Agreement

        The Company's sole business is the operation of the Senior Housing Facilities. The Company has leased the Senior Housing Facilities from ILM II Holding, Inc. ("ILM Holding"), a majority-owned and consolidated subsidiary of ILM which currently holds title to the Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility). The Company has entered into a property management agreement with Capital Senior Management 2, Inc. of Dallas, Texas ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. The management contract with Capital was executed in July 1996. In November 1996, Lawrence A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM, also became Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, the management contract with Capital is considered a related party transaction (see Note 3).

      Descriptions of the properties covered by the master lease between the Company and ILM Holding are summarized as follows:


                                                         Rentable       Date of
            Name                     Location            Units (1)      Construction (2)
            ----                     --------            ---------      ----------------

      The Palms                     Fort Myers, FL         204              October 1988
      Crown Villa                   Omaha, NE              73               January 1992
      Overland Park Place           Overland Park, KS      137              June 1984
      Rio Las Palmas                Stockton, CA           162              June 1988
      The Villa at Riverwood        St. Louis County, MO   119              June 1985
      Villa Santa Barbara  (3)      Santa Barbara, CA      123              June 1979

      (1)Represents rentable units as of April 1, 1994, the effective date of the transfer of ownership to ILM Holding. Rentable units exclude manager units, assistant manager units and other units converted to non-rental usage. These unit counts will be updated upon the completion of the new property management team's current program of placing non-rental units back into service.

      (2)Date initial construction was completed.

      (3)The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM I Lease Corporation. The Company has entered into an agreement with ILM I Lease Corporation regarding such joint tenancy. ILM I Lease Corporation was formed for similar purposes as the Company by an affiliated REIT, PaineWebber Independent Living Mortgage Fund, Inc., whose subsidiary owns a portion of the Villa Santa Barbara property. The portion of the Facility leased by the Company represents 75% of the total project.

      Terms of the Master Lease Agreement
      -----------------------------------

      During the term of the master lease, the Company is obligated to pay annual base rent ("Base Rent") for the Facilities. For calendar year 1995, the annual Base Rent was $3,548,700 (prorated according to the date of commencement of the master lease), allocated as follows: $849,836 for the Florida Facility, $541,010 for the Nebraska Facility, $720,252 for the Kansas Facility, $591,429 for the Stockton, California Facility, $423,933 for the Missouri Facility and $422,240 for the Santa Barbara, California Facility. For calendar years 1996 through 1999, the annual Base Rent will be $4,035,600, allocated as follows: $966,439 for the Florida Facility, $615,240 for the Nebraska Facility, $819,074 for the Kansas Facility, $672,576 for the Stockton, California Facility, $482,098 for the Missouri Facility and $480,173 for the Santa Barbara, California Facility. For calendar year 2000, the annual Base Rent will be $3,555,427 (reflects rent reduction attributable to termination of lease for Villa Santa Barbara on December 31, 1999). The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities ("Additional Rent"). ILM Holding, as the Lessor, is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. In addition, beginning in the second quarter of fiscal 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent ("Variable Rent") for each Facility. Such Variable Rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $13,021,000. Variable rent amounted to $131,000 for the three months ended February 28, 1997.

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

3.    Related Party Transactions

      The Advisor receives a base fee in an amount equal to 0.5% of the Gross Operating Revenues of the Facilities operated by the Company as compensation for its services. This fee amounted to $36,000 and $32,000 for the six-month periods ended February 28, 1997 and February 29, 1996, respectively. In addition, an affiliate of the Advisor is entitled to reimbursement for expenses incurred in providing certain financial, accounting and investor communication services to the Company. Included in general and administrative expenses for each of the six-month periods ended February 28, 1997 and February 29, 1996 is $30,000, representing reimbursements to this affiliate of the Advisor for providing such services to the Company.

      The Company has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. The initial term of the Management Agreement expires on December 31, 2000, which coincides with the expiration of the master lease agreement between the Company and ILM Holding described in Note 2. Under the terms of the Management Agreement, in the event that the master lease agreement is extended beyond December 31, 2000, the Management Agreement will be extended as well, but not beyond July 29, 2001. Effective in November 1996, Lawrence
   A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. Under the terms of the Management Agreement, Capital earns a Base Management Fee equal to 4% of the Gross Operating Revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased based on the percentage increase in the Consumer Price Index. ILM has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Capital earned total management fees of $380,000 for the six months ended February 28, 1997.

      Accounts payable - affiliates at February 28, 1997 and August 31, 1996 includes advances of $233,000 and $225,000, respectively, received from ILM Holding, primarily for the purchase of personal property to operate the Senior Housing Facilities. The remaining balance of accounts payable - affiliates at February 28, 1997 includes management fees payable to Capital of $48,000 and advisory fees payable to the Advisor of $19,000. The remaining balance of accounts payable - affiliates at August 31, 1996 includes management fees of $60,000 payable to Capital and advisory fees payable to the Advisor of $17,000.

4. Contingencies

      A management agreement between ILM Holding and Angeles Housing Concepts, Inc. ("AHC") which covered the management of all six Senior Housing Facilities was assigned to the Company effective September 1, 1995. On July 29, 1996, the Company and ILM Holding ("the Companies") terminated the property management agreement with AHC. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed an Answer with the Virginia District Court in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, and recovery of attorney's fees and expenses. ILM has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that the Company fails to perform pursuant to its contractual obligations. The discovery process is currently underway. The court initially set a trial date of April 28, 1997 but, at AHC's request, recently rescheduled the trial for June 23, 1997. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The eventual outcome of this termination dispute cannot presently be determined. Accordingly, no provision for any liability which might result from the outcome of this matter has been recorded in the accompanying financial statements.

      On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement with ILM Holding by inducing ILM Holding to terminate the agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber Properties employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

5. Federal Income Taxes

      The Company is taxable as a regular C corporation and, therefore, its income is subject to tax at the federal and state levels. The Company reports on a calendar year for tax purposes. Income taxes at the appropriate statutory rates have been provided for in the accompanying financial statements.

      Deferred income tax expense (benefit) reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of February 28, 1997 and August 31, 1996 are comprised of the following amounts (in thousands):
                                                      February 28    August 31
                                                      -----------    ---------

            Deferred tax asset - straight-line
               rent expense                             $   46          $  53
            Deferred tax liability - tax over
               book amortization                            23             15
                                                        ------          -----


                 Net deferred tax asset                 $   23          $  38
                                                        ======          =====

      The components of income tax expense (benefit) for the three and six months ended February 28, 1997 and February 29, 1996 are as follows (in thousands):

                                    Three Months Ended      Six Months Ended
                                      February 28/29,         February 28/29,
                                     -----------------     -------------------
                                     1997       1996        1997        1996
                                     ----       ----        ----        ----

            Current:
              Federal              $   18    $     10     $   141      $  114
              State                     3           2          25          21
                                   ------    --------     -------      ------
                 Total current         21          12         166         135
                                   ------    --------     -------      ------

            Deferred:
              Federal                   6          20          12         (16)
              State                     1           3           2          (3)
                                   ------    --------     -------     -------
                 Total deferred         7          23          14         (19)
                                   ------    --------     -------     -------
                                   $   28    $     35      $  180     $   116
                                   ======    ========      ======     =======

      The reconciliation of income tax computed at U.S. federal statutory rates to income tax expense for the six months ended February 28, 1997 and February 29, 1996 is as follows (in thousands):

                                                   1997                  1996
                                                   ----                  ----

            Tax at U.S. statutory rates      $  153    34%         $   98   34%
            State income taxes, net
            of federal tax benefit               27     6%             18    6%
                                             ------    ---         ------  ----
                                             $  180    40%         $  116   40%
                                             ======    ===         ======  =====

                           ILM II LEASE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

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

      The Company's sole business is the operation of the Senior Housing Facilities. The Company has leased the Senior Housing Facilities from ILM II Holding, Inc. ("ILM Holding"), a majority-owned and consolidated subsidiary of ILM which currently holds title to the Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility). The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM Holding, as the Lessor, is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, the Company is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the commencement date of the lease), $4,035,600 for calendar years 1996 through 1999 and $3,555,427 for calendar year 2000 (reflects rent reduction attributable to termination of lease for Villa Santa Barbara on December 31, 1999). Beginning in the second quarter of fiscal 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent for each Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $13,021,000. Variable rent amounted to $131,000 for the three months ended February 28, 1997.

      On July 29, 1996, the Company and ILM Holding ("the Companies") terminated the property management agreement with AHC covering the six Senior Housing Facilities leased by the Company. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed an Answer with the Virginia District Court in response to the litigation initiated by the Companies and a Counterclaim against ILM Holding. The Counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, and recovery of attorney's fees and expenses. ILM has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that the Company fails to perform pursuant to its contractual obligations. The discovery process is currently underway. The court initially set a trial date of April 28, 1997 but, at AHC's request, recently rescheduled the trial for June 23, 1997. The Companies intend to diligently prosecute the case and to vigorously defend the counterclaims made by AHC. The eventual outcome of this termination dispute cannot presently be determined. Accordingly, no provision for any liability which might result from the outcome of this matter has been recorded in the accompanying financial statements.

      Subsequent to terminating the management agreement with AHC, the Company retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the new manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. The initial term of the Management Agreement expires on December 31, 2000, which coincides with the expiration of the master lease agreement between the Company and ILM Holding described above. Under the terms of the Management Agreement, in the event that the master lease agreement is extended beyond December 31, 2000, the Management Agreement will be extended as well, but not beyond July 29, 2001. Effective in November 1996, Lawrence A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. Under the terms of the Agreement, Capital earns a Base Management Fee equal to 4% of the Gross Operating Revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased based on the percentage increase in the Consumer Price Index. ILM has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

      On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement with ILM Holding by inducing ILM Holding to terminate the agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber Properties employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

      The six properties which the Company leases from ILM Holding averaged 94% occupancy for the quarter ended February 28, 1997. Current annualized operating income levels are sufficient to cover the base master lease payments at their current annual level of $4,035,600, which will remain in effect throughout the remaining term of the lease. As noted above, the master lease also provides for the payment of variable rent beginning in December 1996. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above. Variable rent amounted to $131,000 for the three months ended February 28, 1997. Further improvements in operating income levels are expected upon the successful implementation of several new programs by the new property management company. At many properties, the management company has increased the number of rentable units by asking the facility managers to move off site. The increased rental revenue is expected to more than offset any additional costs of housing the managers and providing 24-hour coverage at the front desk. The live-in assistant manager positions at several properties are also being eliminated, which will increase the number of rentable units. In addition, the management company is in the process of implementing new marketing plans at several of the properties and increasing rental rates at properties that have maintained high occupancy levels and are located in strong markets. Property improvements to be paid for the Company during fiscal 1997 include new dining room carpeting at The Palms, and a new on-site vehicle for The Villa at Riverwood. Fiscal 1997 capital expenditure plans to be funded by ILM include an ongoing program to replace air-conditioning units at the Santa Barbara facility, landscaping upgrades at Rio Las Palmas, as well as planned roof repairs at Overland Park Place and The Palms. ILM is also investigating the potential for future expansions of several of the facilities which are located in areas that have particularly strong markets for senior housing.

      At a meeting of the ILM Board on January 10, 1997, the Advisor recommended the immediate sale of the senior housing facilities held by ILM and an affiliated entity, PaineWebber Independent Living Mortgage Fund, Inc. ("ILM1"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the properties for a specified price, thereby guaranteeing the shareholders a "floor" price. The Advisor also stated that if PaineWebber purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM in evaluating the Advisor's proposal, a disinterested, independent investment banker with expertise in healthcare REITs and independent/assisted living financings was engaged. Following a comprehensive analysis, the investment banker recommended that ILM decline the Advisor's proposal and instead investigate expansion and restructuring alternatives. The Company is presently analyzing the Advisor's proposal and the recommendations and other information provided by the independent investment banker.

      In addition, the Company and ILM are reviewing various restructuring alternatives. The Company and ILM are analyzing a merger of ILM with ILM Holding and are also considering possibly merging ILM with ILM1 and the Company with ILM I Lease Corporation. In addition, ILM is exploring listing its shares on an exchange or, alternatively, having them trade through NASDAQ. The Company and ILM have not fully evaluated any of these alternatives and is not in a position at this time to recommend any action to its shareholders. There can be no assurance that the Company will recommend taking any of such actions.

      At February 28, 1997, the Company had cash and cash equivalents of $1,544,000. Such amounts will be used for the Company's working capital requirements. As noted above, under the terms of the master lease, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal 1996. The Company intends to review this policy during the second half of fiscal 1997 and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the master lease payments to ILM Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

Results of Operations
Three Months Ended February 28, 1997
------------------------------------

   The Company's net income decreased by $9,000 for the three months ended February 28, 1997 when compared to the same period in the prior year. The decrease in net income is primarily the result of increases in master lease rent expense and general and administrative expenses of $131,000 and $117,000, respectively. In addition, costs were higher in the areas of dietary administration and utilities expenses for the three months ended February 28, 1997. Master lease rent expense increased due to additional variable rent accrued effective for the second quarter of fiscal 1997 per the Master Lease Agreement. General and administrative expenses increased largely due to an increase in legal fees, attributable mainly to the ongoing AHC litigation referred to above. Variable operating expenses including dietary salaries, wages and food service expense, administrative salaries, wages and expenses and utilities expense increased primarily as a result of the increase in the portfolio's average occupancy level from 89% for the fiscal quarter ended February 1996 to 94% for the fiscal quarter ended February 1997. The increases in operating expenses were partially offset by an increase in rental income from the Senior Housing Facilities of $349,000. The increase in rental income is due to the increase in the portfolio's occupancy level when compared to the same period in the prior year, as well as increases in rental rates at certain of the facilities located in strong markets. Significant leasing gains have been achieved at Villa Santa Barbara during the current period.

Six Months Ended February 28, 1997
----------------------------------

      The Company's net income increased by $96,000 for the six months ended February 28, 1997 when compared to the same period in the prior year. The increase in net income is primarily the result of an increase in rental income from the Senior Housing Facilities of $760,000 for the current six-month period. The increase in rental income is due to an increase in the portfolio's average occupancy level from 89% for the six months ended February 1996 to 95% for the six months ended February 1997, as well as increases in rental rates at certain of the facilities located in strong markets. Significant leasing gains have been achieved at Villa Santa Barbara during the current period. The increase in rental income was partially offset by increases of $131,000 in master lease rent expense, $162,000 in dietary salaries, wages and food service expenses and $124,000 in general and administrative expenses. Master lease rent expense increased due to additional variable rent accrued effective for the second quarter of fiscal 1997 per the Master Lease Agreement. Dietary salaries, wages and food service expenses increased largely due as a result of the improvement in the portfolio occupancy level discussed above. General and administrative expenses increased mainly due to an increase in legal fees, attributable mainly to the ongoing AHC litigation referred to above. In addition, income tax expense increased by $64,000 due to the increase in pre-tax income.

                                   PART II
                              Other Information

Item 1. Legal Proceedings

      The status of the litigation involving the Company, ILM II Holding, Inc. and Angeles Housing Concepts, Inc. remains unchanged from what was reported in the Company's Annual Report on Form 10-K for the year ended August 31, 1996. The discovery process is currently underway. The court initially set a trial date of April 28, 1997 but, at AHC's request, recently rescheduled the trial for June 23, 1997.

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





Dated: April 17, 1997