Form 10-K405
period 1997-08-31
ILM II LEASE CORP
filed 1998-04-06
CIK 932092

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1997
                                       OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____.

                         Commission File Number: 0-25880
                                                 -------

                            ILM II LEASE CORPORATION
             (Exact name of registrant as specified in its charter)

        Virginia                                              04-3248639
-----------------------                                  -------------------
(State of organization)                                   (I.R.S. Employer
                                                         Identification No.)

28 State Street, Suite 1100, Boston, Massachusetts                   02109
----------------------------------------------------------------------------
     (Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:            (888) 257-3550
                                                               --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
 Title of each class                                 which registered
-----------------------                          --------------------------
         None                                              None

           Securities registered pursuant to Section 12(g) of the Act:

                     Shares of Common Stock, $.01 Par Value
                     --------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.         [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes [ ]     NO [X].

Shares of common stock outstanding as of August 31, 1997: 5,180,952. The aggregate sales price of the shares sold was $500,000. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                     Documents                           Form 10-K Reference
-----------------------------------------------          -------------------
Registration Statement on Form 10 of registrant          Part III, Part IV
dated July 20, 1995, as supplemented

Current Report on Form 8-K                               Part IV
of registrant dated July 18, 1997

================================================================================

                                             ILM II LEASE CORPORATION
                                                  1997 FORM 10-K

                                                 TABLE OF CONTENTS


Part I                                                                      Page

Item 1   Business                                                           I-1

Item 2   Properties                                                         I-4

Item 3   Legal Proceedings                                                  I-4

Item 4   Submission of Matters to a Vote of Security Holders                I-5


Part II

Item 5   Market for the Registrant's Shares and Related
            Stockholder Matters                                            II-1
Item 6
         Selected Financial Data                                           II-1

Item 7   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      II-2
Item 8
         Financial Statements and Supplementary Data                       II-5

Item 9   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                       II-5


Part III

Item 10  Directors and Executive Officers of the Registrant               III-1

Item 11  Executive Compensation                                           III-2

Item 12  Security Ownership of Certain Beneficial Owners and Management   III-2

Item 13  Certain Relationships and Related Transactions                   III-2


Part IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K   IV-1

Signatures

Index to Exhibits

Financial Statements and Supplementary Data

                                     PART I

Item 1. Business

         ILM II Lease Corporation (the "Company") was formed in 1995 by ILM Senior Living II, Inc., formerly PaineWebber Independent Living Mortgage Inc. II ("ILM II"), a publicly-held, non-traded Real Estate Investment Trust ("REIT"), for the purpose of operating six rental housing projects that provide independent-living and assisted-living services for senior citizens (the "Senior Housing Facilities") under the terms of a master lease agreement. ILM II contributed $500,000 in return for all of the issued and outstanding shares of the Company's common stock. ILM II had originally made mortgage loans secured by the Senior Housing Facilities to Angeles Housing Concepts, Inc. ("AHC") between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM II were merged into ILM II Holding, Inc. ("ILM II Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement (the "Agreement") which was assigned to the Company as of September 1, 1995. As discussed further in Item 7, the Agreement with AHC was terminated in July 1996.

         ILM II has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM II's annual gross income must be Qualified Rental Income as defined by the Code. The rent paid by the residents of the Senior Housing Facilities likely would not be deemed to be Qualified Rental Income because of the extent of services provided to residents. Consequently, the operation of the Senior Housing Facilities by ILM II or its subsidiaries over an extended period of time could adversely affect ILM II's status as a REIT. Therefore, ILM II formed the Company to operate the Senior Housing Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM II common stock. Because the Company, which is taxed as a regular C corporation, is no longer a subsidiary of ILM II, it can receive service-related income without endangering the REIT status of ILM II. On September 1, 1995, after ILM II received the required regulatory approval, it distributed all of the outstanding shares of capital stock of the Company to the holders of record of ILM II's common stock. One share of common stock of the Company was issued for each full share of ILM II's common stock held. No fractional shares were issued. Holders of ILM II's common stock were not required to pay any cash or other consideration or to exchange their common stock of ILM II for the common stock of the Company. Prior to the distribution of the Company's stock, ILM II's shareholders received an information statement fully describing the Company and the distribution of its capital stock.

         The master lease agreement, which commenced on September 1, 1995, is between ILM II Holding, as owner of the properties and Lessor, and the Company, as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility), the Company is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the lease commencement date) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000.

     The facilities which the Company has leased from ILM II Holding as of August 31, 1997 are described below:

Property Name
and Location (1)             Type of Property              Size
----------------          -----------------------        ---------

The Palms
For Myers, FL             Senior Housing Facility        205 Units

Crown Villa
Omaha, NE                 Senior Housing Facility        73 Units

Overland Park Place
Overland Park, KS         Senior Housing Facility        140 Units

Rio Las Palmas
Stockton, CA              Senior Housing Facility        164 Units

The Villa at Riverwood
St. Louis County, MO      Senior Housing Facility        120 Units

Villa Santa Barbara (2)
Santa Barbara, CA         Senior Housing Facility        125 Units

(1) See Notes to the financial statements filed with this annual report for a description of the agreements through which the Company has leased these facilities.

(2) The Santa Barbara facility is jointly leased by the Company and an affiliated company, ILM I Lease Corporation ("Lease I"). The Company and Lease I have entered into a joint tenancy agreement which governs the operation of the property and the apportionment of revenues and expenses between the parties. Any amounts generated by the operations of the Santa Barbara property are equitably apportioned between the Company and Lease I (generally 75% and 25%, respectively).

         The Senior Housing Facilities are subject to competition from similar properties in the vicinities in which they are located. The properties are located in areas with significant senior citizen populations and, as a result there are, and will likely continue to be, a variety of competing projects aimed at attracting senior residents. Such projects will generally compete on the basis of rental rates, services, amenities and location. The Company has no real estate investments located outside the United States. The Company's sole business is the operation of the Senior Housing Facilities. Therefore, presentation of information about industry segments is not applicable.

         Through June 18, 1997, and subject to the supervision of and pursuant to the general policies set by the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber Lease Advisors, L.P. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Lease Advisors, L.P. and all affiliates of PaineWebber that provided services to the Company in the past. PaineWebber resigned from this position effective as of June 18, 1997. PaineWebber agreed to perform certain administrative services for the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies and consultants including Fleet Bank, Ernst & Young LLP, MAVRICC Management Systems, Inc. and Capital Senior Living Corporation ("Capital"). In addition, C. David Carlson, who was a Vice President of

ILM until the date of PaineWebber's resignation and a Vice President of PaineWebber through October 1997, where he served as Portfolio Manager to the Company, now serves as a consultant to the Company. The resignation of PaineWebber is discussed further below.

         There currently are four directors of the Company. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares of the Company's common stock. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as directors.

         The terms of transactions between the Company and PaineWebber are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions. As discussed further in Item 7, the Company retained Capital to be the manager of the Senior Housing Facilities. The management agreement with Capital was executed in July 1996. In November 1996, Lawrence A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM II, became Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, the management agreement with Capital is considered a related party transaction (see
Item 13).

         At a meeting of the ILM I and ILM II Boards of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities operated by the Company and held by ILM II as well as the Senior Housing Facilities held by an affiliated entity, ILM Senior Living, Inc. ("ILM I"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the Senior Housing Facilities held by ILM I and ILM II for $127 million, thereby guaranteeing the Shareholders a "floor" price. The Senior Housing Facilities operated by the Company under its master lease with ILM II Holding would represent approximately $52 million of this amount. After taxes and closing costs, net proceeds to ILM II would equal approximately $48 million or approximately $9.36 per share of ILM II common stock. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company and ILM II in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company, ILM I and ILM II, and their affiliates. Following a comprehensive analysis, the investment banker recommended that PaineWebber's proposal should be declined and that instead investigation of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banker, the Boards of ILM I and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of ILM I and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate ILM I and ILM II on the suggested terms three years prior to their scheduled termination date.

         PaineWebber indicated to the ILM I and ILM II Boards in its January 10, 1997, proposal that it would not wish to continue to serve as advisor to ILM I, ILM II and their affiliates if they declined to accept PaineWebber's proposal. The Company, ILM I Lease Corporation ("Lease I"), ILM I and ILM II accepted the resignation of PaineWebber, effective June 18, 1997. PaineWebber continued to provide certain administrative services to the Company, Lease I, ILM I, ILM II and their affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with ILM I, ILM II and their affiliates. The Company, Lease I, ILM I, ILM II and their affiliates also accepted, effective as of June 18, 1997, the resignations of those officers and directors who were employees of or otherwise affiliated with PaineWebber.

         In addition, the Company and ILM II continue to review various restructuring alternatives. The Company and ILM II are considering a merger of the Company with ILM I Lease Corporation ("Lease I"), a merger of ILM I with ILM II and other business combinations. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the Shareholders. There can be no assurance that the Company will recommend taking any of the actions identified above or any others which may be recommended by its investment bankers.

Item 2. Properties

         As of August 31, 1997, the Company has leased the six operating properties referred to under Item 1 to which reference is made for the description, name and location of such properties.

         Average occupancy figures for each fiscal quarter during 1997, along with an average for the year, are presented below for each property:

                                          Percent Leased At
                          ------------------------------------------------------
                                                                    Fiscal 1997
                          11/30/96   2/28/97    5/31/97   8/31/97     Average
                          --------   -------    -------   -------   -----------

The Palms                   99%         99%       97%       94%         97%

Crown Villa                 95%         96%       98%       97%         97%

Overland Park Place         97%         94%       93%       98%         96%

Rio Las Palmas              88%         86%       84%       85%         86%

The Villa at Riverwood     100%         96%       94%       93%         96%

Villa Santa Barbara         89%         94%       92%       95%         93%

Item 3. Legal Proceedings

         On July 29, 1996, the Company and ILM II Holding ("the Companies") terminated the Agreement with AHC covering the six Senior Housing Facilities leased by the Company. The Agreement was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and (iv) of the Agreement. Simultaneously with the termination of the Agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies allege that AHC willfully performed actions specifically in violation of the Agreement and that such actions caused damages to the Companies. Due to the termination of the Agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the Agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a Counterclaim against ILM II Holding. The Counterclaim alleges that the Agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the Agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's Counterclaim exceeds $2,000,000. ILM II has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that the Company fails to perform pursuant to its contractual obligations. The court, initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 131997 and July 8, 1997, the court issued orders to enter judgment against ILM I and ILM II in the amount of $1,000,000 (the "Orders"). In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM II and Lease I filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently prosecute the appeal. Although the eventual outcome of this litigation cannot presently be determined, a provision of $400,000 for the liability which might result to the Company from the Order has been recorded as "termination fee payable" in the accompanying financial statements. The remaining $600,000 has been recorded on the financial statement of Lease I.

         On February 4, 1997, AHC filed a Complaint in the Superior Court of the State of California against Capital, Lawrence A. Cohen, and others alleging that the defendants intentionally interfered with AHC's Agreement with ILM II Holding by inducing ILM II Holding to terminate the Agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants moved the case to Federal District Court in the Central District of California. Trial in the action is expected to occur in 1998 and discovery has just begun. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of the Company and Lease I voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500.000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5. Market for the Registrant's Shares and Related Stockholder Matters

         Prior to September 1, 1995, the Company was a wholly-owned subsidiary of ILM II. Pursuant to a reorganization and distribution agreement, ILM II capitalized the Company with $500,000, an amount estimated to provide the Company with necessary working capital. On September 1, 1995, MAVRICC Management Systems, Inc., as the distribution agent, caused to be issued on the stock records of the Company the distributed common stock of the Company, in uncertificated form, to the holders of record of ILM II common stock at the close of business on July 14, 1995. One share of the Company's common stock was distributed for each outstanding share of ILM II common stock. No certificates or scrip representing fractional shares of the Company's common stock were issued to holders of ILM II common stock as part of the distribution. In lieu of receiving fractional shares, each holder of ILM II common stock who would otherwise have been entitled to receive a fractional share of the Company's common stock received a cash payment equivalent to $0.14 per share for such fractional interest. At August 31, 1997, there were 3,513 record holders of the Company's shares. The shares do not trade on an established exchange and the only market that has developed is a secondary market. Although PaineWebber and others may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent.

         The Company did not pay cash dividends in fiscal years 1997 and 1996. The Company intends to review this policy during fiscal 1998, and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors.

Item 6. Selected Financial Data

                                             ILM II Lease Corporation
                                       (In thousands, except per share data)

                                                                                               Period from
                                                                                            September 12, 1994
                                               For the year ended   For the year ended     (date of inception)
                                                 August 31, 1997      August 31, 1996    through August 31, 1995
                                                 ---------------      ---------------    -----------------------
Revenues                                             $14,433              $13,201               $   --

Income (loss) before income taxes                    $   (67)             $   433               $   (1)

Income tax expense (benefit)                         $   (27)             $   173               $   --

Net income (loss)                                    $   (40)             $   260               $   (1)

Net income (loss) per share of common stock          $ (0.01)             $  0.05               $(0.07)

Total assets                                         $ 2,126              $ 1,935               $   --

Shares outstanding                                 5,180,952            5,180,952               15,000

         The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 14 in this annual report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company was formed in 1995 by ILM II, a publicly-held, non-traded REIT, for the purpose of operating six Senior Housing Facilities under the terms of a master lease agreement. ILM II contributed $500,000 in return for all of the issued and outstanding shares of the Company's common stock. ILM II had originally made mortgage loans secured by the Senior Housing Facilities to AHC between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, these indirect subsidiaries were merged into ILM II Holding, which is also a majority-owned subsidiary of ILM II. As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for the Senior Housing Facilities pursuant to the terms of an Agreement which was assigned to the Company as of September 1, 1995. As discussed further below, the Agreement with AHC was terminated in July 1996.

         ILM II has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM II's annual gross income must be Qualified Rental Income as defined by the Code. The rent paid by the residents of the Senior Housing Facilities likely would not be deemed to be Qualified Rental Income because of the extent of services provided to residents. Consequently, the operation of the Senior Housing Facilities by ILM II or its subsidiaries over an extended period of time could adversely affect ILM II's status as a REIT. Therefore, ILM II formed the Company to operate the Senior Housing Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM II common stock. Because the Company, which is taxed as a regular C corporation, is no longer a subsidiary of ILM II, it can receive service-related income without endangering the REIT status of ILM II. On September 1, 1995, after ILM II received the required regulatory approval, it distributed all of the outstanding shares of capital stock of the Company to the holders of record of ILM II's common stock. One share of common stock of the Company was issued for each full share of ILM II's common stock held. No fractional shares were issued. Holders of ILM II's common stock were not required to pay any cash or other consideration or to exchange their common stock of ILM II for the common stock of the Company. Prior to the distribution of the Company's stock, ILM II's shareholders received an information statement fully describing the Company and the distribution of its capital stock.

         The master lease agreement, which commenced on September 1, 1995, is between ILM II Holding, as owner of the properties and Lessor, and the Company, as Lessee. The master lease is a "triple-net" lease whereby the Company as the Lessee, pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM II Holding decide that any of the Senior Housing Facilities should be expanded, the master lease agreement between the Company and ILM II Holding would be amended to include such expansion. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility), the Company is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the lease commencement date) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning in January 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent expense related to fiscal year 1997 was $411,857.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         At the present time, ILM II Holding is not expected to have sufficient cash flow during fiscal 1998 to (i) meet its obligations to make the debt service payments due under its mortgage loans with ILM II, (ii) pay for capital improvements and structural repairs in accordance with the terms of the master lease, and (iii) pay for costs that may be incurred in defending AHC's Counterclaim against ILM II Holding, as discussed further below.

         As noted above, the Company's master lease is scheduled to expire on December 31, 2000. This period coincides with the end of ILM II's expected holding period for its investments in the Senior Housing Facilities. While such holding period is subject to change, the current Articles of Incorporation of ILM II provide that the liquidation of ILM II must be completed by no later than December 31, 2005. The liquidation of ILM I and ILM II Holding prior to completion of a ten-year period, ending in January of 2006, would result in a tax gain of as much as $2.3 million. To avoid this tax gain, the directors of the ILM I and ILM II would be required to recommend to the shareholders an amendment to the articles of incorporation, of Company, to extend the liquidation date to the end of the ten-year period. Any further renewals of the master lease beyond December 2000 would be subject to negotiation between the Company and ILM II and its consolidated affiliate. Accordingly, since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM II, there is no assurance that the Company's operations will continue beyond December 2000.

         Following the termination of its advisory relationship with PaineWebber (see "Item 1. Business"), the Company and ILM II continue the review of various restructuring alternatives. The Company and ILM II are analyzing a merger of ILM I with ILM II and the Company with Lease I. In addition, ILM II is exploring listing its shares on an exchange or, alternatively, having them trade through NASDAQ as well as other business combinations. An independent investment banking firm is also in the process of developing a new reorganization proposal. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any action to its Shareholders. There can be no assurance that the Company will recommend taking any of the actions which may be recommended by its investment bankers.

         On July 29, 1996, the Company terminated the Agreement with AHC covering six Senior Housing Facilities leased by the Company (see "Item 3. Legal Proceedings"). Subsequent to terminating the property management agreement (see
Item 7), the Company retained Capital to be the new manager of the Senior Housing Facilities pursuant to a management agreement ("Management Agreement") which commenced on July 29, 1996. Under the terms of the Management Agreement, Capital will earn a Base Management Fee equal to 4% of the Gross Operating Revenues of the Senior Housing Facilities, as defined. Capital will also be eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly Net Cash Flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified Base Amount. Each August 31, beginning on August 31, 1997, the Base Amount will be increased annually based on the percentage increase in the Consumer Price Index. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

         The six properties which the Company leases from ILM II Holding averaged 94% occupancy as of August 31, 1997. The Senior Housing Facilities generated sufficient net cash flow to cover the master lease rental obligation during the initial year of the Company's operation. In addition, current annualized operating income levels are sufficient to cover the base master lease payments at their current annualized level of $4,035,600, which will remain in effect throughout the remaining term of the lease. As noted above, the master lease also provides for the payment of variable rent beginning in January 1997. The Senior Housing Facilities are currently generating gross revenues which are in excess of specified threshold in the variable rent calculation, as discussed further above. Accordingly, the Company had variable rental expense in fiscal year 1997 in the amount of $411,857.

         The Company and ILM II have been pursuing additional steps to increase cash flow and shareholder value. Several new programs were adopted during fiscal 1997 across the Company's portfolio which are resulting in increased revenues and cash flow from the properties. These steps include increasing the number of rentable apartment units as live-in facility managers move from the properties and increasing rental rates at properties that have maintained high occupancy levels and are located in strong markets. Another program to increase revenues and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

cash flow involves pursuing the potential for future expansions of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Omaha, Nebraska, St. Louis County, Missouri, and Fort Myers, Florida. As part of this expansion program, approximately three and one-half acres of land located adjacent to the Omaha facility were acquired by ILM II Holding subsequent to the fiscal year-end for $400,000. In addition, an agreement has been obtained by ILM II Holding to purchase approximately six acres of land located adjacent to the St. Louis County facility for approximately $900,000 and closing is expected to occur during fiscal 1998 contingent on due diligence activities. The Fort Myers facility already includes a vacant parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility or the construction of a new free-standing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Omaha and Fort Myers. Once the pre-construction design process is completed and projected expansion construction costs are determined, the Company and ILM II Holding will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. If the Company and ILM II Holding decide to proceed with any of these expansions, the master lease agreement between the Company and ILM II Holding will be amended to include such expansion. Depending on the extent of any expansions deemed appropriate, such plans could result in the need for substantial capital. ILM II Holding is currently negotiating with a major bank to provide a construction loan facility that, when finalized, will provide up to $15.5 million to fund the capital costs of these potential expansion programs. The construction loan facility is expected to be secured by a first mortgage of the Senior Housing Facilities operated by the Company and collateral assignment of the Company's leases of such properties.

         At August 31, 1997, the Company had cash and cash equivalents of $1,156,000. Such amounts will be used for the Company's working capital requirements. As noted above, under the terms of the master lease, the Lessor is responsible for any major capital improvements or structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal years 1997 and 1996. The Company intends to review this policy during fiscal 1998, subsequent to the commencement of the variable rent payments discussed further above, and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the master lease payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

Results of Operations

1997 Compared to 1996 Results of Operations

       Revenues. Total revenues were $14,433,000 for the year ended August 31, 1997, compared to $13,201,000 for the year ended August 31, 1996, representing an increase of $1,232,000, or 9.3%. Rental and other income from the Company's senior housing operations increased $1,231,000 primarily as a result of improved occupancies in all markets and particular improvements in leasing activity at the Company's Villa Santa Barbara facility and increases in rental rates at certain other facilities located in strong markets.

       Expenses. Total expenses were $14,500,000 in 1997 compared to $12,768,000 in 1996, representing an increase of $1,732,000, or 13.6%. This increase was principally comprised of increases in master lease expense of $412,000, dietary and food service salaries, wages and expenses of $293,000, administrative salaries, wages and expenses of $167,000, general and administrative expenses of $290,000, other property operating expenses of $196,000, as well as the $400,000 termination fee expense which was incurred in 1997 (see "Item 3, Legal Proceedings"). The increase in master lease expense is the result of variable rents due under the Master Lease Agreement for the first time in 1997. General and administrative expense increased as a result of higher AHC

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

litigation expenses in 1997 coupled with the analysis of restructuring alternatives performed by an independent investment banking firm. The increases in other operating costs cited above was the result of higher operating levels associated with improved occupancies and the implementation of a health insurance program for property-level staff.

       Income tax expense. Income tax expense decreased from $173,000 in 1996 to a $27,000 benefit in 1997 as a result of a net loss before taxes of $67,000 as the effective income tax rate was 40% in both years.

       Net income. Primarily as a result of the factors discussed above, net income decreased from $260,000 in 1996 to a net loss of $40,000 in 1997.

1996 Compared to 1995 Results of Operations

         Prior to the commencement of the master lease agreement on September 1, 1995, the Company had no significant operating activities. As a result, the comparison of fiscal 1996 results to any prior period is not relevant.

Other

         The City of Stockton, has announced plans to build a railroad underpass on the street located immediately adjacent to Rio Las Palmas in Stockton, California. The City plans to use a portion of the Rio Las Palmas property for a temporary bypass during the expected 18-month construction process. Although this road construction would not directly affect facility operations, it would eliminate several parking spaces and would result in increased noise and traffic during the construction period while the traffic is re-routed closer to the facility. Negotiations with the City are currently underway to minimize any disruption to the operations Rio Las Palmas and to secure a settlement that will pay for any damages.

Inflation

         The Company completed its second full year of operations in fiscal 1997. The effects of inflation and changes in prices on the Company's operating results to date have not been significant.

         Inflation in future periods is likely to cause increases in the Company's expenses, which may be partially offset by increases in revenues from the tenant leases at the Senior Housing Facilities. Rental revenues may tend to rise with inflation since the rental rates on the tenant leases, which are short-term in nature, can be adjusted to keep pace with inflation as market conditions allow. As noted above, under the terms of the master lease agreement between the Company and ILM II Holding, Inc., the Company is obligated to pay variable rent, in addition to the base rent owed, in an amount equal to 40% of the excess of total revenues from the Senior Housing Facilities over a specified base amount. Accordingly, to the extent that the total revenues are in excess of this threshold, a portion of the increase in revenues would be payable to the Lessor.

Item 8. Financial Statements and Supplementary Data

         The financial statements and supplementary data are included under Item 14 of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         There currently are four directors of the Company. The directors are subject to removal by the vote of the holders of a majority of the outstanding shares of the Company's common stock. The directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as directors.

       (a) and (b) The names and ages of the directors and executive officers of the Company are as follows:

                                                                 Date
                                                                 elected
   Name                         Office                   Age     to Office
   ----                         ------                   ---     ---------
J. William Sharman, Jr.       President and Director     57      9/18/97
Lawrence A. Cohen             Director                   44      9/13/94 *
Jeffry R. Dwyer               Secretary and Director     51      9/13/94 *
John B. Watts III             Director                   44      9/13/94 *

  * The date of incorporation of the Company.

         (c) There is no family relationship among any of the foregoing directors or officers. All of the foregoing directors and officers of the Company have been elected to serve until the Company's next annual meeting.

         (d) The business experience of each of the directors and executive officers of the Company is as follows:

         J. William Sharman, Jr. is President and Director of the Company and is also President and Director of Lease I. Mr. Sharman is the Chairman of the Board and Chief Executive Officer of Lancaster Hotels and Resorts, Inc., Management, L.C., a hotel management company, and Bayou Equities, Inc., a hotel development company. Mr. Sharman served for ten years as Chairman of the Board and President of The Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management L.C. and Bayou Equities, Inc. Mr. Sharman serves as a director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm. Mr. Sharman also presently serves as a director of ILM I and ILM II. He has a Bachelor of Science degree in Civil Engineering from the University of Notre Dame.

       Lawrence A. Cohen is a Director of the Company. Mr. Cohen is also Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, which is the company that was contracted by the Company in July 1996 to perform property management services for the Senior Housing Facilities. Mr. Cohen joined Capital Senior Living Corporation in November 1996. Mr. Cohen was President and Chief Executive Officer of PaineWebber Properties Incorporated until August 1996. Mr. Cohen is also President, Chief Executive Officer, and a Director of ILM I and ILM II, and a member of the board of directors of Lease I. Mr. Cohen received his LL.M (in Taxation) from New York University School of Law and his J. D. degree from St. John's University School of Law. Mr. Cohen received his B.B.A. degree in accounting from George Washington University. He is a member of the New York Bar and is a Certified Public Accountant.

       Jeffry R. Dwyer is Secretary and Director of the Company. Mr. Dwyer has been a shareholder of Greenberg, Traurig, Hoffman, Lipoff, Rosen, and Quental, P.A. since June 1997. From 1993 to 1997, Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as secretary and a director of ILM I, ILM II and Lease I. Mr. Dwyer has

                                     III-1

Item 10. Directors and Executive Officers of the Registrant

       written several law review articles and a major treatise on real estate financing and taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.

       John B. Watts III is a Director of the Company. He is also a Director of Lease I. Mr. Watts currently directs institutional real estate acquisitions for the PNL Companies in New York. Mr. Watts was Senior Vice President and Director of Real Estate Advisory and Portfolio Management at PaineWebber, where he was employed from June 1988 to August 1996. Mr. Watts has over 19 years of experience in acquisitions, dispositions and finance of real estate and has directed the portfolios of real estate partnerships and REITs. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

         (e) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer other than that described in "Part I, Item 3 Legal Proceedings" regarding Lawrence A. Cohen.

         (f) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Company, and persons who own more than ten percent of the Company's outstanding common stock, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 1997, there was compliance with all filing requirements applicable to its officers and directors and ten-percent beneficial holders.

Item 11. Executive Compensation

         The Company's independent directors are entitled to receive total annual compensation of $9,000 plus $500 for attending each board of directors meeting and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. Officers of the Company are not compensated. Lawrence A. Cohen is an employee of Capital Senior Living Corporation, an affiliate of Capital. Jeffry R. Dwyer is an employee of Greenberg, Traurig, Hoffman, Lipoff, Rosen and Quental, P.A., which acts as counsel to the Company. The former officers of the Company who were also officers of PaineWebber received compensation from PaineWebber which indirectly related to services to the Company because the Company was required to pay certain fees to PaineWebber as described in Item 13. When PaineWebber resigned as advisor to the Company, the former officers resigned effective the same date, therefore no services were provided by such persons subsequent to June 18, 1997.

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


                                     III-2

Item 13. Certain Relationships and Related Transactions

         Through June 18, 1997, and subject to the supervision of and pursuant to the general policies set by the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber.

         Under the advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received a fee in an amount equal to 0.5% of the gross operating revenue of the facilities. PaineWebber earned management fees totaling $58,000 and $66,000 for the years ended August 31, 1997 and 1996, respectively. PaineWebber was reimbursed for direct expenses relating to the administration of the Company. PaineWebber performed certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Company. Included in general and administrative expenses on the accompanying statements of income for the year ended August 31, 1997 and 1996 are $59,000 and $55,000, respectively, representing reimbursements to PaineWebber for providing such services to the Company. As discussed in Items 1 and 7, the Company, ILM I, ILM II, and their affiliates accepted the resignation of PaineWebber effective as of June 18, 1997. The Company, ILM I, ILM II, and their affiliates and PaineWebber entered into a transition services agreement pursuant to which PaineWebber would continue to provide certain administrative services to the Company, ILM I, ILM II, and their affiliates through August 31, 1997.

         The Company retained Capital to be the manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. In November 1996, Lawrence A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM II, became Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation. As a result, the Management Agreement with Capital is considered a related party transaction. Under the terms of the Management Agreement, Capital will earn a Base Management Fee equal to 4% of the Gross Operating Revenues of the Senior Housing Facilities, as defined. Capital will also be eligible to earn an Incentive Management Fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve-month period ending on the last day of each calendar month exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased annually based on the percentage increase in the consumer price index. ILM has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Capital earned total management fees of $707,000 and $60,000 for the years ended August 31, 1997 and 1996, respectively.

         Jeffry R. Dwyer is an employee of Greenberg, Traurig, Hoffman, Lipoff, Rosen and Quental, P.A., which acts as counsel to the Company and its affiliates.


                                     III-3

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


         (b)  Exhibits:

                            See (a)(3) above.

         (c)  Financial Statement Schedules:

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

                                                        ILM II LEASE CORPORATION




                                           By:  /s/ J. William Sharman, Jr.
                                                    J. William Sharman, Jr.
                                                    President

      Dated:_______________

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.



      By: /s/ Lawrence A. Cohen
              Lawrence A. Cohen
              Director                        Date:____________________



      By: /s/ Jeffry R. Dwyer
              Jeffry R. Dwyer
              Director                        Date:____________________



      By: /s/ J. William Sharman, Jr.
              J. William Sharman, Jr.
              Director                        Date:____________________



      By: /s/ John B. Watts III
              John B. Watts III
              Director                        Date:____________________

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

                            ILM II LEASE CORPORATION


                                INDEX TO EXHIBITS

                                                        Page Number in the Report
Exhibit No.    Description of document                  or Other Reference
-----------    -----------------------                  ------------------

(3) and (4)    Registration Statement on Form 10        Filed with the Commission pursuant to Rule 424(c) and
               of the Registrant dated July 20, 1995,   incorporated herein by reference
               as supplemented

(13)           Annual Reports to Shareholders           No Annual Report for the year ended August 31, 1997 has
                                                        been sent to the Shareholders. An Annual Report will be
                                                        sent to the Shareholders subsequent to this filing.

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

                           ANNUAL REPORT ON FORM 10-K
                         Item 14(a)(1) and (2) and 14(d)

                            ILM II LEASE CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                       Reference

ILM II Lease Corporation:

       Report of Ernst & Young LLP, independent auditors                  F-2

       Balance sheets as of August 31, 1997 and 1996                      F-3

       Statements of operations  for the years ended  August 31, 1997,
         1996, and the period September 12, 1994 (inception) to
         August 31, 1995                                                  F-4

       Statements of changes in shareholders' equity for the years ended August 31, 1997, 1996, and the period September 12,
         1994 (inception) to August 31, 1995                              F-5

       Statements of cash flows for the years ended August 31, 1997,
         1996, and the period September 12, 1994 (inception) to
         August 31, 1995                                                  F-6

       Notes to financial statements                                      F-7

             Financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders of
ILM II Lease Corporation:

We have audited the accompanying balance sheets of ILM II Lease Corporation as of August 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended August 31, 1997, and the period from September 12, 1994 (inception) to August 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assisting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILM II Lease Corporation at August 31, 1997 and 1996, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 1997, and the period from September 12, 1994 (inception) to August 31, 1995, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP


Dallas, Texas
December 12, 1997

                            ILM II LEASE CORPORATION

                                 BALANCE SHEETS
                            August 31, 1997 and 1996
                    (In thousands, except per share amounts)

                                     ASSETS

                                             1997           1996
                                          -----------    -----------

     Cash and cash equivalents             $  1,156       $  1,591
     Accounts receivables                         -              5
     Accounts receivable - affiliates            55              -
     Prepaid taxes                              278             22
     Other prepaid expenses                     125             96
                                          -----------    ----------
              Total current assets            1,614          1,714

     Furniture, fixtures and equipment          486            197
     Less: accumulated depreciation             (70)           (14)
                                          -----------    ----------
                                                416            183

     Deferred tax asset, net                     96             38
                                          -----------    ----------
                                           $  2,126       $  1,935
                                          ===========    ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


     Accounts payable and accrued
         expenses                         $     528     $     275
     Termination fee payable                    400             -
     Real estate taxes payable                  199           203
     Accounts payable - affiliates                -           327
     Accrued expenses                           171           228
     Security deposits                            9            12
                                          -----------   -----------
              Total current liabilities       1,307         1,045

     Deferred rent payable                      100           131
                                          -----------   -----------
              Total liabilities               1,407         1,176

     Commitments and contingencies

     Shareholders' equity:
          Common stock, $0.01 par value,
            20,000,000 shares authorized,
            5,180,952 shares issued and
            outstanding                          52             52
          Additional paid-in capital            448            448
          Retained earnings                     219            259
                                          -----------    ----------
              Total Shareholders' equity        719            759
                                          -----------    ----------
                                           $  2,126       $  1,935
                                          ===========    ==========

                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF OPERATIONS
            For the years ended August 31, 1997, 1996, and the period
                  September 12, 1994 (inception) to August 31,
                  1995 (In thousands, except per share amounts)

                                                                1997                 1996             1995
                                                                ----                 ----             ----
    Revenues:
      Rental and other income                                 $  14,394            $  13,163         $      -
      Interest income                                                39                   38                -
                                                              ----------           ----------        --------
                                                                 14,433               13,201                -

    Expenses:
      Master lease rent expense                                   4,416                4,004                -
      Dietary and food service, salaries, wages, and
         expenses                                                 2,702                2,409                -
      Administrative salaries, wages and expenses                 1,228                1,061                -
      Marketing salaries, wages and expenses                        657                  684                -
      Utilities                                                   1,051                1,008                -
      Repairs and maintenance                                       531                  597                -
      Real estate taxes                                             511                  508                -
      Property management fees                                      707                  720                -
      Other property operating expenses                           1,608                1,412                -
      General and administrative                                    575                  285                1
      Termination fee expense                                       400                    -                -
      Advisory fees                                                  58                   66                -
      Depreciation expense                                           56                   14                -
                                                              ----------           ----------        --------
                                                                 14,500               12,768                1
                                                              ----------           ----------        --------

    Income (loss) before income taxes                               (67)                 433               (1)

    Income tax expense (benefit):
      Current                                                        31                  211                -
      Deferred                                                      (58)                 (38)               -
                                                              ----------           ----------        --------
                                                                    (27)                 173                -
                                                              ----------           ----------        --------
    Net income (loss)                                         $     (40)           $     260         $     (1)
                                                              ==========           ==========        ========
    Net income (loss) per share of common stock               $   (0.01)           $     0.05        $  (0.07)
                                                              ==========           ==========        ========

    The above net income (loss) per share of common stock is based upon the weighted average number of shares outstanding for the year ended August 31, 1997 and 1996, of 5,180,952 and the period September 12, 1994 (inception) to August 31, 1995, of 15,000.


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
            For the years ended August 31, 1997, 1996, and the period
                  September 12, 1994 (inception) to August 31,
                  1995 (In thousands, except per share amounts)


                                  Common Stock
                                 $.01 Par Value  Additional
                                 ---------------  Paid-in   Retained
                                  Shares  Amount  Capital   Earnings   Total
                                  ------  ------  -------   --------   -----

Balance at September 12, 1994          --   $--    $--        $--       $--

Issuance of common stock           15,000    --      1         --         1



Net loss                               --    --     --         (1)       (1)
                                ---------   ---   ----       ----      ----

Balance at August 31, 1995         15,000    --      1         (1)       --

Issuance of common stock        5,165,952    52    447         --       499



Net income                             --    --     --        260       260
                                ---------   ---   ----       ----      ----

Balance at August 31, 1996      5,180,952    52    448        259       759



Net loss                               --    --     --        (40)      (40)
                                ---------   ---   ----       ----      ----

Balance at August 31, 1997      5,180,952   $52   $448       $219      $719
                                =========   ===   ====       ====      ====


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                        STATEMENTS OF CASH FLOWS For the
                years ended August 31, 1997, 1996, and the period
                September 12, 1994 (inception) to August 31, 1995
                                 (In thousands)


                                                 1997      1996     1995
                                                 ----      ----     ----

Cash flows from operating activities:
   Net income (loss)                            $  (40)   $  260    $ (1)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities
     Depreciation expense                           56        14      --
     Changes in assets and liabilities:
       Accounts receivable                           5        (5)     --
       Prepaid tax asset                          (256)      (22)     --
       Other prepaid expenses and other assets     (29)      (96)     --
       Deferred taxes                              (58)      (38)     --
       Accounts receivable - affiliates            (55)       --      --
       Accounts payable                            253       275      --
       Accounts payable - affiliates              (327)      327      --
       Accrued expenses                            (57)      228      --
       Termination fee payable                     400        --      --
       Real estate taxes payable                    (4)      203      --
       Security deposits                            (3)       12      --
       Deferred rent payable                       (31)      131      --
                                                 ------    ------    -----
          Net cash provided by (used in)
            operating activities                  (146)    1,289      (1)

Cash flows from investing activities:
     Additions to furniture, fixtures and
       equipment                                  (289)     (197)     --
                                                 ------    ------    -----
           Net cash used in investing
             activities                           (289)     (197)     --

Cash flows from financing activities:
     Proceeds from issuance of common stock         --       499       1
                                                 ------    ------    -----
           Net cash provided by financing
             activities                             --       499       1
                                                 ------    ------    -----
Net (decrease) increase in cash and cash
  equivalents                                     (435)    1,591      --

Cash and cash equivalents, beginning of period   1,591        --      --
                                                 ------    ------    -----
Cash and cash equivalents, end of period        $1,156    $1,591    $ --
                                                ======    ======    =====
Supplemental disclosure:

Cash paid during the period for income taxes    $  288    $  220    $ --
                                                ======    ======    =====


                             See accompanying notes.

                            ILM II LEASE CORPORATION
                          Notes to Financial Statements

1.    Organization, Restructuring, and Nature of Operations

         ILM II Lease Corporation ("the Company") was organized as a corporation on September 12, 1994 under the laws of the state of Virginia. Through August 31, 1995, the Company had no significant operations. The Company was formed by ILM II Senior Living, Inc., formerly PaineWebber Independent Living Mortgage Inc. II ("ILM II") to operate six rental housing projects that provide independent-living and assisted-living services for independent senior citizens ("the Senior Housing Facilities") under a master lease arrangement. ILM II initially made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM II were merged into ILM II Holding, Inc. ("ILM II Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement (the "Agreement") which was assigned to the Company as of September 1, 1995. As discussed further in Note 6, the Agreement with AHC was terminated in July 1996. ILM II has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM II's annual gross income must be Qualified Rental Income as defined by the Code. The rent paid by the residents of the Senior Housing Facilities likely would not be deemed to be Qualified Rental Income because of the extent of services provided to residents. Consequently, the operation of the Senior Housing Facilities by ILM II or its subsidiaries over an extended period of time could adversely affect ILM II's status as a REIT. Therefore, ILM II formed the Company to operate the Senior Housing Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM II common stock on September 1, 1995 (see Note 4). Because the Company, which is taxed as a regular C corporation, is no longer a subsidiary of ILM II, it can receive service-related income without endangering the REIT status of ILM II.

         The Company's sole business is the operations of the Senior Housing Facilities. The Company has initially leased the Senior Housing Facilities from ILM II Holding, a majority-owned and consolidated affiliate of ILM II which currently holds title to the Senior Housing Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility), (see Note 5). The Company has entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. of Dallas, Texas ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. The Management Agreement with Capital was executed in July 1996. In November 1996, Lawrence A. Cohen, a director of the Company and President, Chief Executive Officer and Director of ILM, became Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, the Management Agreement with Capital is considered a related party transaction (see Note 3).

2.    Use of Estimates and Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1997 and 1996 and revenues and expenses for the years ended August 31, 1997, 1996, and the period from September 12, 1994 (date of inception) to August 31, 1995. Actual results could differ from the estimates and assumptions used.

         Furniture, fixtures and equipment are carried at the lower of cost, reduced by accumulated depreciation, or fair value in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." Depreciation expense is provided on a straight-line basis using an estimated useful life of 3 to 5 years.

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)

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

         The Company rents the Facilities from ILM II Holding pursuant to a multi-year operating lease. Rent expense is recognized on a straight-line basis over the term of the lease agreement. Deferred rent payable represents the difference between rent expense recognized on a straight-line basis and each paid for rent pursuant to the terms of the lease agreement.

         The Company's policy is to expense all advertising costs as incurred. Advertising expenses were $656,667 and $683,869 for the years August 31, 1997 and 1996, respectively.

         The cash and cash equivalents, receivables, accounts payable and accrued liabilities appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of August 31, 1997 due to the short-term nature of these instruments.

         Income tax expense is provided for using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

         For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

3.    Related Party Transactions

         The Company entered into an advisory agreement (the "Advisory Agreement") with PaineWebber Lease Advisor, L.P. For discussion purposes, PaineWebber Lease Advisors L.P. and all affiliates of PaineWebber will be collectively referred to as ("PaineWebber"). Subject to the supervision of and pursuant to the general policies set by the Company's Board of Directors, assistance in the managing of the business of the Company was provided by PaineWebber. Under the Advisory Agreement, the Company engaged PaineWebber and PaineWebber agreed to use its best efforts to manage the day-to-day affairs and operations of the Company and to provide administrative services and facilities appropriate for such management. The specific duties of PaineWebber under the Advisory Agreement included recommending selections of providers of professional and specialized services and handling other managerial functions with respect to the Senior Housing Facilities. PaineWebber was also obligated to provide office and clerical facilities adequate for the Company's operations and to provide, or obtain others to provide, accounting, custodial, funds collection and payment, stockholder communications, legal and other services necessary in connection with the Company's operations. The Advisory Agreement also obligated PaineWebber to handle or arrange for the handling of the Company's financial and other records.

         PaineWebber received a base fee in an amount equal to 0.5% of the gross operating revenues of the Senior Housing Facilities operated by the Company as compensation for its services. This fee amounted to $58,000 and $66,000 for the years ended August 31, 1997 and 1996, respectively. In addition, PaineWebber is entitled to reimbursement for expenses incurred in providing certain financial, accounting and investor communication services to the Company. Included in general and administrative expense for the year ended August 31, 1997 and 1996, are $59,000 and $55,000, respectively, representing reimbursements to PaineWebber for providing such services to the Company. In performing its services under the Advisory Agreement, PaineWebber was required to pay certain employment expenses of its personnel, certain expenses of employees and agents of PaineWebber and of directors, officers and employees of the Company who are also employees of PaineWebber or its affiliates, and certain of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. The Company was responsible for reimbursing out-of-pocket expenses of directors, officers and employees of the Company incurred by them exclusively in such capacity and for all other costs of its operations.

         At a meeting of the ILM I and ILM II Boards of Directors on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities operated by the Company and held by ILM II as well as the Senior Housing Facilities held by an affiliated entity, ILM Senior Living, Inc. ("ILM I"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the Senior Housing Facilities held by ILM I and ILM II for $127 million, thereby guaranteeing the Shareholders a "floor" price. The Senior Housing Facilities operated by the Company under its master lease with ILM II Holding would represent approximately $52 million of this amount. After taxes and closing costs, net proceeds to ILM II would equal approximately $48 million or approximately $9.36 per share of ILM II common stock. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the Shareholders. To assist the Company and ILM II in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company, ILM I and ILM II, and their affiliates. Following a comprehensive analysis, the investment banker recommended that PaineWebber's proposal should be declined and that instead investigation of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banker, the Boards of ILM I and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of ILM I and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate ILM I and ILM II on the suggested terms three years prior to their scheduled termination date.

         PaineWebber indicated to the Board in its January 10, 1997 proposal that it would not wish to continue to serve as advisor to ILM I, ILM II and their affiliates if they declined to accept PaineWebber's proposal. ILM I and ILM II have accepted the resignation of PaineWebber effective June 18, 1997. PaineWebber agreed to continue to provide certain administrative services to ILM I, ILM II and their affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with ILM I, ILM II and their affiliates. The Company, ILM I, ILM II, and their affiliates also accepted, effective June 18, 1997, the resignations of those officers and directors who were employees or otherwise affiliated with PaineWebber.

         In addition, the Company and ILM II continue to review various restructuring alternatives. The Company and Lease I are considering a merger of the Company with ILM I Lease Corporation ("Lease I"), a merger of ILM I with ILM II and other business combinations. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any actions to the Shareholders. There can be no assurance that the Company will recommend taking any of the actions identified above or any others which may be recommended by its investment bankers.

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement ("Management Agreement") which commenced on July 29, 1996. As discussed in Note 1, a director of the Company became an officer and director of Capital Senior Living Corporation, an affiliate of Capital, subsequent to the commencement of the Management Agreement. Under the Management Agreement, Capital generally is required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordinating with the Company, leasing the individual units in the Senior Housing Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital will earn a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital will also be eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased annually based on the percentage increase in the consumer price index. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Capital earned total management fees of $707,000 and $60,000 for the years ended August 31, 1997 and 1996, respectively.

4.    Capital Stock

         Prior to September 1, 1995, the Company was a wholly-owned subsidiary of ILM II. Pursuant to a reorganization and distribution agreement, ILM capitalized the Company with $500,000, an amount estimated to provide the Company with necessary working capital. On September 1, 1995, MAVRICC Management Systems, Inc., as the distribution agent, caused to be issued on the stock records of the Company the distributed Common Stock of the Company, in uncertificated form, to the holders of record of ILM II Common Stock at the close of business on July 14, 1995. One share of the Company's Common Stock was distributed for each outstanding share of ILM II Common Stock. No certificates or scrip representing fractional shares of the Company's Common Stock were issued to holders of ILM II Common Stock as part of the distribution. In lieu of receiving fractional shares, each holder of ILM II Common Stock who would otherwise have been entitled to receive a fractional share of the Company's Common Stock received a cash payment equivalent to $0.14 per share for such fractional interest.

5.    The Master Lease Agreement

         ILM II Holding (the "Lessor") has leased the Senior Housing Facilities to the Company (the "Lessee") pursuant to a master lease which commenced on September 1, 1995. Under the terms of the master lease, which has a scheduled expiration date of December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility), the Lessor has the right to terminate the master lease as to any Facility sold as of the date of such sale. The master lease is accounted for as an operating lease in the Company's financial statements.

         Descriptions of the properties covered by the master lease between the Company and ILM II Holding are summarized as follows:

                                                     Rentable    Date of
                 Name              Location            Units    Construction (1)
                 ----              --------          --------   ----------------

       The Palms                Fort Myers, FL          205     October 1988
       Crown Villa              Omaha, NE                73     January 1992
       Overland Park Place      Overland Park, KS       140     June 1984
       Rio Las Palmas           Stockton, CA            164     June 1988
       The Villa at Riverwood   St. Louis County, MO    120     June 1985
       Villa Santa Barbara (2)  Santa Barbara, CA       125     June 1979

          (1)  Date initial construction was completed.

          (2) The Company operates Villa Santa Barbara under a joint-tenancy arrangement with an affiliated company, Lease I. The Company has entered into an agreement with Lease I regarding such joint tenancy. Lease I was formed for similar purposes as the Company by an affiliated REIT, ILM I, whose indirect subsidiary owns a portion of the Villa Santa Barbara property. The portion of the Facility leased by the Company represents 75% of the total project. Villa Santa Barbara is owned 25% by ILM Holding, Inc. and 75% by ILM II Holding.

         Terms of the Master Lease Agreement

         During the term of the master lease, the Company is obligated to pay annual base rent ("Base Rent") for the Senior Housing Facilities. For calendar year 1995, the annual Base Rent was $3,548,700 (prorated according to the date of commencement of the master lease), allocated as follows:
     $849,836 for the Florida Facility, $541,010 for the Nebraska Facility, $720,252 for the Kansas Facility, $591,429 for the Stockton, California Facility, $423,933 for the Missouri Facility and $422,240 for the Santa Barbara, California Facility. For calendar year 1996 and subsequent years, the annual Base Rent will be $4,035,600, allocated as follows: $966,439 for the Florida Facility, $615,240 for the Nebraska Facility, $819,074 for the Kansas Facility, $672,576 for the Stockton, California Facility, $482,098 for the Missouri Facility and $480,173 for the Santa Barbara, California Facility. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities ("Additional Rent"). ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. In addition, beginning in January 1997 and for the remainder of the lease term, the Company will also be obligated to pay variable rent ("Variable Rent") for each Senior Housing Facility. Such Variable Rent will be payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $13,021,000. Variable rental expense related to fiscal year 1997 was $411,857.

         Under the master lease, the Company's use of the Senior Housing Facilities is limited to use as a Senior Housing Facility unless the Lessor's consent to some other use is obtained. The Company has responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each Facility, and to use and maintain each Senior Housing Facility in compliance with all local board of health and other applicable governmental and insurance regulations. The Senior Housing Facilities located in California, Florida and Kansas are licensed by such states to provide assisted living services. Also, various health and safety regulations and standards which are enforced by state and local authorities apply to the operation of all of the Senior Housing Facilities. Violations of such health and safety standards could result in fines, penalties, closure of a Senior Housing Facility or other sanctions.

6.    Contingencies

         The Agreement between ILM II Holding and AHC which covered the management of all six Senior Housing Facilities was assigned to the Company effective September 1, 1995. On July 29, 1996, the Company and ILM II Holding ("the Companies") terminated the Agreement with AHC. The Agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the Agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM II Holding allege that AHC willfully performed actions specifically in violation of the Agreement and that such actions caused damages to the Companies. Due to the termination of the Agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the Agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleges that the Agreement was wrongfully terminated for cause and requests damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the Agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeds $2,000,000. ILM II has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that the Company fails to perform pursuant to its contractual obligations. The court initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM I and ILM II in the amount of $1,000,000 (the "Orders"). In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM II and Lease I filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders. The Company intends to diligently prosecute the appeal. Although the eventual outcome of this litigation cannot presently be determined, a provision of $400,000 for the liability which might result to the Company from the Orders has been recorded as "termination fee payable" in the accompanying financial statements. The remaining $600,000 has been recorded on the financial statements of Lease I.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's Agreement with ILM II Holding by inducing ILM II Holding to terminate the agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. Trial in the action has been set for January 13, 1998 and discovery has just begun. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of the Company and Lease I voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

7.   Federal Income Taxes

         The Company is taxable as a regular C corporation and, therefore, its income is subject to tax at the federal and state levels. The Company reports on a calendar year for tax purposes. Income taxes at the appropriate statutory rates have been provided for in the accompanying financial statements.

         Deferred income tax benefit reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of August 31, 1997 and 1996, are comprised of the following amounts (in thousands):

                                                         1997         1996
                                                       -------      -------
          Deferred tax asset - straight-line
               rent expense                              $40         $ 53
          Deferred tax asset - book over tax
               depreciation                               11           --
          Deferred tax asset (liability) - book
               over tax (tax over book) amortization      45          (15)
                                                       -------      -------
               Net deferred tax asset                    $96         $ 38
                                                       =======      =======

         The components of income tax expense (benefit) for fiscal 1997 and 1996 are as follows (in thousands):

                                                        1997          1996
                                                       -------       -------
         Current:
            Federal                                     $ 26           $179
            State                                          5             32
                                                       -------       -------
              Total current                               31            211
                                                       -------       -------

         Deferred:
            Federal                                      (49)           (32)
            State                                         (9)            (6)
                                                       -------       -------
              Total deferred                             (58)           (38)
                                                       -------       -------
                                                        $(27)          $173
                                                       =======       =======

         The reconciliation of income tax computed for fiscal 1997 and 1996, at U.S. federal statutory rates to income tax expense (benefit) is as follows (in thousands):

                                             1997             1996
                                       ---------------    -------------

          Tax at U.S. statutory rates   $(23)     34%     $147     34%
          State income taxes, net
             of federal tax benefit       (4)      6%       26      6%
                                       --------  -----   -------  -----
                                        $(27)     40%     $173     40%
                                       ========  =====   =======  =====