Form 10-Q
period 1997-11-30
ILM II LEASE CORP
filed 1998-05-20
CIK 932092

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 1997

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---
    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.

                         Commission File Number: 0-25880


                            ILM II LEASE CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

           Virginia                                               04-3248639
--------------------------------                             -------------------
(State of  other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)


28 State Street, Suite 1100, Boston, MA                                    02109
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code  (888) 257-3550



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X
                                       ---    ---

Shares of common stock outstanding as of March 31, 1998:  5,180,952.

                            ILM II LEASE CORPORATION

                                 BALANCE SHEETS
                November 30, 1997 (Unaudited) and August 31, 1997
                                 (In thousands)

                                     ASSETS

                                                              November 30       August 31
                                                              -----------       ---------
Cash and cash equivalents                                        $2,087           $1,156
Accounts receivable                                                   3                -
Accounts receivable - related party                                 391              205
Prepaid expenses and other assets                                   334              403
                                                                 ------           ------
    Total current assets                                          2,815            1,764

Furniture, fixtures and equipment                                   515              486
    Less: accumulated depreciation                                  (93)             (70)
                                                                 ------           ------
                                                                    422              416

Deferred tax asset, net                                             103               96
                                                                 ------           ------
                                                                 $3,340           $2,276
                                                                 ======           ======



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                                 $  639           $  528
Termination fee payable                                             400              400
Real estate taxes payable                                            --              199
Accounts payable - related party                                  1,350              150
Accrued expenses                                                     30              171
Security deposits                                                     9                9
                                                                 ------           ------
    Total current liabilities                                     2,428            1,457

Deferred rent payable                                                92              100
                                                                 ------           ------
    Total liabilities                                             2,520            1,557

Commitments and Contingencies

Shareholders' Equity:
    Common stock, $0.01 par value,
          20,000,000 shares authorized
           5,180,952 shares issued and outstanding                   52               52
    Additional paid-in capital                                      448              448
    Retained earnings                                               320              219
                                                                 ------           ------
Total Shareholder's equity                                          820              719
                                                                 ------           ------
                                                                 $3,340           $2,276
                                                                 ======           ======

                             See accompanying notes.

                            ILM II LEASE CORPORATION

                              STATEMENTS OF INCOME
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                    (In thousands, except per Share amounts)

                                                                    Three Months Ended
                                                                       November 30,
                                                                   ---------------------
                                                                    1997           1996
                                                                    ----           ----
Revenues
    Rental and other income                                        $3,732         $3,576
    Interest income                                                     5             10
                                                                   ------         ------
                                                                    3,737          3,586

Expenses
    Master lease rent expense                                       1,192          1,001
    Dietary and food service salaries, wages and expenses             662            659
    Administrative salaries, wages and expenses                       283            252
    Marketing salaries, wages and expenses                            167            152
    Utilities                                                         269            266
    Repairs and maintenance                                           120            126
    Real estate taxes                                                 115            125
    Property management fees                                          205            192
    Other property operating expenses                                 402            382
    General and administrative                                        131             27
    Advisory fees                                                      --             18
    Depreciation expense                                               23              7
                                                                   ------         ------
                                                                    3,569          3,207
                                                                   ------         ------

Income before taxes                                                   168            379

Income tax expense
    Current                                                            59            145
    Deferred                                                            8              7
                                                                   ------         ------
                                                                       67            152
                                                                   ------         ------

Net income                                                         $  101         $  227
                                                                   ======         ======

Basic earnings per share of common stock                           $ 0.02         $ 0.04
                                                                   ======         ======

The above earnings per share of common stock is based upon the 5,180,952 shares outstanding for each period.

                             See accompanying notes.

                            ILM II LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                                 (In thousands)

                                         Common Stock
                                        $.01 Par Value      Additional
                                    --------------------      Paid-In    Accumulated
                                    Shares        Amount      Capital      Earnings       Total
                                    ------        ------    ----------   -----------      -----
Balance At August 31, 1996           5,181          $52          $448         $259         $759

Net income                              --           --            --          227          227
                                     -----          ---          ----         ----         ----

Balance at November 30, 1996         5,181          $52          $448         $486         $986
                                     =====          ===          ====         ====         ====

Balance at August 31, 1997           5,181          $52          $448         $219         $719

Net income                              --           --            --          101          101
                                     -----          ---          ----         ----         ----

Balance at November 30, 1997         5,181          $52          $448         $320         $820
                                     =====          ===          ====         ====         ====


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1997 and 1996 (Unaudited)
                                 (In thousands)


Cash flows from operating activities:                              1997             1996
                                                                   ----             ----
    Net income                                                   $  101           $  227
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation expense                                          23                7
    Changes in assets and liabilities:
       Accounts receivable                                           52               (4)
       Accounts receivable - affiliate                             (391)              --
       Prepaid expenses and other assets                             69               24
       Deferred tax asset, net                                       (7)               8
       Accounts payable and accrued expenses                        122             (112)
       Accounts payable - affiliates                              1,198                7
       Real estate taxes payable                                   (199)            (203)
       Security deposits                                             --               (1)
       Deferred rent payable                                         (8)              (8)
       Income taxes payable                                          --               --
                                                                 ------           ------
         Net cash provided by (used in) operating activities        960              (55)
                                                                 ------           ------

Cash flows from investing activities:
    Additions to furniture, fixtures and equipment                  (29)              (2)
                                                                 ------           ------
    Net cash used in investing activities                           (29)              (2)
                                                                 ------           ------

Net increase (decrease) in cash and cash equivalents                931              (57)

Cash and cash equivalents, beginning of period                    1,156            1,591
                                                                 ------           ------

Cash and cash equivalents, end of period                         $2,087           $1,534
                                                                 ======           ======


Supplemental disclosure:

Cash paid during the period for income taxes                     $   --           $   --
                                                                 ======           ======

                             See accompanying notes.

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)

1.  General
    -------

    The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in the company's Annual Report for the year ended August 31, 1997. In the opinion of management, the accompanying interim financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1997 and August 31, 1997 and revenues and expenses for each of the three-month periods ended November 30, 1997 and 1996. Actual results could differ from the estimates and assumptions used. Certain items in the prior period's financial statements have been reclassified to conform to the current period's presentation.

    ILM II Lease Corporation ("the Company") was organized as a corporation on September 12, 1994 under the laws of the state of Virginia. Through August 31, 1995, the Company had no significant operations. The Company was formed by ILM II Senior Living, Inc., formerly PaineWebber Independent Living Mortgage Inc. II ("ILM II"), to operate six rental housing projects that provide independent-living and assisted-living services for senior citizens ("the Senior Housing Facilities") under a master lease agreement. ILM II initially made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM II were merged into ILM II Holding, Inc. ("ILM II Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement (the "Agreement") which was assigned to the Company as of September 1, 1995. The Agreement with AHC was terminated in July 1996. ILM II has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM II's annual gross income must be qualified rental income as defined by the Code. The rent paid by the residents of the Senior Housing Facilities likely would not be deemed to be qualified rental income because of the extent of services provided to residents. Consequently, the operation of the Senior Housing Facilities by ILM II or its subsidiaries over an extended period of time could adversely affect ILM II's status as a REIT. Therefore, ILM II formed the Company to operate the Senior Housing Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM II common stock on September 1, 1995. Because the Company, which is taxed as a regular C corporation, is no longer a subsidiary of ILM II, it can receive service-related income without endangering the REIT status of ILM II.

    The Company's sole business is the operation of the Senior Housing Facilities. The Company initially leased the Senior Housing Facilities from ILM II Holding, a majority-owned and consolidated affiliate of ILM II which currently holds title to the Senior Housing Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility) (see Note 2). The Company entered into a property management agreement with Capital Senior Management 2, Inc. of Dallas, Texas ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. The management agreement with Capital was executed in July 1996.

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

1.  General (continued)
    -------------------
In November 1996, Lawrence A Cohen, a director of the Company and President, Chief Executive Officer and Director of ILM II, became Vice Chairman and Chief Financial officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, the management agreement with Capital is considered a related party transaction (see Note 3).


2.  The Master Lease Agreement
    --------------------------

    ILM II Holding (the "Lessor") has leased the Senior Housing Facilities to the Company (the "Lessee") pursuant to a master lease which commenced on September 1, 1995. Under the Terms of the master lease, which has a scheduled expiration date of December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility), the Lessor has the right to terminate the master lease as to any Senior Housing Facility sold as of the date of such sale. The master lease is accounted for as an operating lease in the Company's financial statements. Descriptions of the properties covered by the master lease between the Company and ILM II Holding are summarized as follows:

                                                             Rentable
Name                        Location                         Units
----                        --------                         -----
The Palms                   Fort Myers, FL                   205
Crown Villa                 Omaha, NE                        73
Overland Park Place         Overland Park, KS                139
Rio Las Palmas              Stockton, CA                     164
The Villa at Riverwood      St. Louis County, MO             120
Villa Santa Barbara (1)     Santa Barbara, CA                125


(1) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM I Lease Corporation ("Lease I"). The Company has entered into an agreement with Lease I regarding such joint tenancy. Lease I was formed for similar purposes as the Company by an affiliated REIT, ILM Senior Living, Inc. ("ILM I"), a subsidiary of which owns 25% of the Villa Santa Barbara property. The portion of the Senior Housing Facility leased by the Company represents 75% of the total project. Villa Santa Barbara is 25% owned by ILM Holding Inc. and 75% by ILM II Holding Inc.

    During the term of the master lease, the Company is obligated to pay annual base rent ("Base Rent") for the Senior Housing Facilities. The master lease is a "triple-net" lease whereby the Lessee pays all operating expanses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities ("Additional Rent"). The Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. In addition, beginning in the second quarter of fiscal 1997 and for the remainder of the lease term, the Company is obligated to pay variable rent ("Variable Rent") for each facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities on an annualized basis, over $13,021,000. Variable rent amounted to $191,000 for the three months ended November 30, 1997.

    Under the master lease, the Company's use of the properties is limited to use as Senior Housing Facilities unless the Lessor's consent to some other use is obtained. The Company has responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each Senior Housing Facility, and to use and maintain each Senior Housing Facility in compliance with all local board of health and other applicable governmental and insurance regulations. The Senior Housing Facilities located in

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

2.  The Master Lease Agreement (continued)
    --------------------------------------

California, Florida and Kansas are licensed by such states to provide assisted living services. Also, various health and safety regulations and standards which are enforced by state and local authorities apply to the operation of all the Senior Housing Facilities. Violations of such health and safety standards could result in fines, penalties, closure of a facility or other sanctions.

3.  Related Party Transactions
    --------------------------

    Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in Note 1, PaineWebber resigned effective as of June 18, 1997.

    The Company has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the property manager of the Senior Housing Facilities pursuant to a management agreement which commenced on July 29, 1996. In November 1996, Lawrence A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM II, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. The initial term of the management agreement expires on December 31, 2000, which coincides with the expiration of the master lease agreement between the Company and ILM II Holding described in Note 2. Under the terms of the management agreement, in the event that the master lease agreement is extended beyond December 31, 2000, the management agreement will be extended as well, but not beyond July 29, 2001. Under the terms of the management agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased based on the percentage increase in the Consumer Price Index. ILM II has guaranteed the payment of all fees due to Capital under the terms of the management agreement.

    On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM II Holding will reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. During the quarter ended November 30, 1997, Capital Senior Development, Inc. earned fees of $40,318 for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

    Jeffry R. Dwyer, Secretary and director of the Company, is an employee of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, which acts as Counsel to the Company and its affiliates. Greenberg Traurig Hoffman Lipoff Rosen & Quentel earned fees from the Company of $36,203 for the quarter ended November 30, 1997.

    Accounts receivable - related party at November 30, 1997 and August 31, 1997 includes advances of $391,000 and $0, respectively, to ILM II Holding, primarily for the purchase of land for the expansion of the Senior Housing Facilities. Accounts payable - related party at November 30, 1997 and August 31, 1997 includes $1,350,000 and $152,000, respectively, for base rent and variable rent due to ILM II Holding.

4.  Legal Proceedings and Contingencies
    -----------------------------------

    A management agreement between ILM II Holding and Angeles Housing Concepts, Inc. ("AHC"), which covered the management of all six Senior Housing Facilities, was assigned to the Company effective September 1, 1995. On July 29, 1996, the Company and ILM II Holding ("the Companies") terminated the

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

4.  Legal Proceedings and Contingencies (continued)
    -----------------------------------------------

property management agreement with AHC. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM II Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic State of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeds $2,000,000. ILM II has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that the Company fails to perform pursuant to its contractual obligations. The court initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM II and ILM I in the amount of $1,000,000 ("the "Orders"). In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM II, ILM I and ILM I Lease Corporation filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the orders. The Company intends to diligently pursue the appeal. Although the eventual outcome of this litigation cannot presently be determined, a provision of $400,000 for the liabilities which might result to the Company was recorded as "termination fee payable" at August 31, 1997. The remaining $600,000 was recorded on the financial statements of Lease I.

    On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement with ILM II Holding by inducing ILM II Holding to terminate the management agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. Trial in the action is expected during 1998 and discovery has just begun. At a meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber Properties employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of the Company and ILM I Lease Corporation voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California Litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

                            ILM II LEASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    The Company was formed in 1995 by ILM II, a publicly-held, non-traded REIT, for the purpose of operating six Senior Housing Facilities under the terms of a master lease agreement. ILM II contributed $500,000 in return for all of the issued and outstanding shares of the Company's common stock. ILM II had originally made mortgage loans secured by the Senior Housing Facilities to AHC between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, these indirect subsidiaries were merged into ILM II Holding, which is also a majority-owned subsidiary of ILM II. As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for the Senior Housing Facilities pursuant to the terms of an Agreement which was assigned to the Company as of September 2, 1995. As discussed further below, the Agreement with AHC was terminated in July 1996.

    ILM II has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status of a REIT, 75% of ILM II's, annual gross income must be qualified rental income as defined by the Code. The rent paid by the residents of the Senior Housing Facilities likely would not be deemed to be qualified rental income because of the extent of services provided to residents. Consequently, the operation of the Senior Housing Facilities by ILM II or its subsidiaries over an extended period of time could adversely affect ILM II's status as a REIT. Therefore, ILM II formed the Company to operate the Senior Housing Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM II common stock. Because the Company, which is taxed as a regular C corporation, is no longer a subsidiary of ILM II, it can receive service-related income without endangering the REIT status of ILM II. On September 1, 1995, after ILM II received the required regulatory approval, it distributed all of the outstanding shares of capital stock of the Company to the holders of record of ILM II's common stock. One share of common stock of the Company was issued for each full share of ILM II's common stock held. No fractional shares were issued. Holders of ILM II's common stock were not required to pay any cash or other consideration or to exchange their common stock of ILM II for the common stock of the Company. Prior to the distribution of the Company's stock, ILM II's shareholders received an information statement fully describing the Company and the distribution of its capital stock.

    The master lease agreement, which commenced on September 1, 1995, is between ILM II Holding, as owner of the properties and Lessor, and the Company, as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM II Holding decide that any of the Senior Housing Facilities should be expanded, the master lease agreement between the Company and ILM II Holding would be amended to include such expansion. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility), the Company is obligated to pay annual rent for use of all the Senior Housing Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the lease commencement date) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning January 1997 and for the remainder of the lease term the Company is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent expense related to the first quarter of fiscal 1998 was $191,000.

                            ILM II LEASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

    As noted above, the Company's master lease is scheduled to expire on December 31, 2000. This period coincides with the end of ILM II's expected holding period for its investments in the Senior Housing Facilities. While such holding period is subject to change, the current Articles of Incorporation of ILM II provide that the liquidation of ILM II must be completed by no later than December 31, 2005. Any further renewals of the master lease beyond December 31, 2000 would be subject to negotiation between the Company and ILM II and its consolidated affiliate. Accordingly, since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM II, there is no assurance that the Company's operations will continue beyond December 2000.

    The Company and ILM II continue to review various restructuring alternatives. An independent investment banking firm has been retained by the Company and its affiliates to assist in reviewing these strategic alternatives. The Company has not fully evaluated any of these alternatives and is not in a position at this time to recommend any action to its Shareholders. There can be no assurance that the Company will recommend taking any of the actions which may be recommended by its investment bankers.

    On July 29, 1996, the Company terminated the Agreement with AHC covering six Senior Housing Facilities leased by the Company (see Note 3 of the Notes to Consolidated Financial Statements). Subsequent to terminating the property management agreement, the company retained Capital to be the new manager of the Senior Housing Facilities pursuant to a management agreement ("Management Agreement") which commenced on July 29, 1996. Under the terms of the Management Agreement, Capital will earn a Base Management Fee equal to 4% of the Gross Operating Revenues of the Senior Housing Facilities, as defined. Capital will also be eligible to earn and Incentive Management Fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specific base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased annually based on the percentage increase in the Consumer Price Index. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

    The six properties which the Company leases from ILM II Holding averaged 94% occupancy for the quarter ended November 30, 1997. Current annualized operating income levels are sufficient to cover the base master lease payments at their current annual level of $4,035,600 and the payment of variable rent which will remain in effect throughout the remaining term of the lease. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above. Variable rent amounted to $191,000 for the three months ended November 30, 1997.

    The Company and ILM II have been pursuing additional steps to increase cash flow and shareholder value. Several new programs were adopted during fiscal 1997 across the Company's portfolio which are resulting in increased revenues and cash flow from the properties. These steps include increasing the number of rentable apartment units as live-in facility managers move from the properties and increasing rental rates at properties that have maintained high occupancy levels and are located in strong markets. Another program to increase revenues and cash flow involves pursuing the potential for future expansions of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Omaha, Nebraska, St. Louis County, Missouri, and Fort Myers, Florida. As part of this expansion program, approximately three and one-half acres of land located adjacent to the Omaha facility were acquired by ILM II Holding during the

                            ILM II LEASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

quarter ended November 30, 1997. In addition, an agreement was obtained to purchase approximately six acres of land located adjacent to the St. Louis County facility but, in December 1998 ILM II Holding decided to not pursue the expansion over the near term and allowed the agreement to expire. The Fort Myers facility already includes a vacant land parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Omaha and Fort Myers.

    Once the pre-construction design process is complete and projected expansion construction costs are determined, the Company and ILM II Holding will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. If the Company and ILM II Holding decide to proceed with any of these expansions, the master lease agreement between the Company and ILM II Holding will be amended to include such expansion.

    Additionally, on December 1997, ILM II Holding purchased for $139,900 a parcel of vacant land adjacent to the Stockton facility. Although no expansion of this facility is being considered at this time, control of the property will provide needed parking spaces and will improve access and marketability.

    ILM II Holding is currently negotiating with a major bank to provide a construction loan facility that, if finalized, would provide up to $15.5 million to fund the capital costs of these potential expansion programs. The construction loan facility is expected to be secured by first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such Senior Housing Facilities.

    At November 30, 1997, the Company had cash and cash equivalents of $2,087,000. Such amounts will be used for the Company's working capital requirements. As noted above, under the terms of the master lease, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. The Company did not pay cash dividends in fiscal 1996 or fiscal 1997. The Company intends to review this policy during the second half of fiscal 1998 and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the master lease payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

                            ILM II LEASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Results of Operations
Three Months Ended November 30, 1997 versus Three Months Ended November 30, 1996

Revenues
Total revenues were $3,737,000 for the quarter ended November 30, 1997 compared to $3,586,000 for the same period of the prior year, representing an increase of $151,000 or 4.2%. Rental and other income from the Company's senior housing operations increased $156,000 primarily as a result of improved occupancies and increased rental rates at certain of the facilities located in strong markets.

Expenses
Total expenses were $3,569,000 for the quarter ended November 30, 1997 compared to $3,207,000 for the same period in the prior year representing an increase of $362,000 or 11.3%. This increase was primarily comprised of increases in master lease rent expense of $191,000, general and administrative expenses of $104,000, and other minor increases in certain other expenses. The increase in master lease expense is the result of variable rent payments due under the master lease agreement which were not due in the comparable period in the prior year. General and administrative expenses increased principally as a result of the AHC litigation expenses.

Income Tax Expense
Income tax expense decreased by $85,000 or 56% as compared to the same period in the prior year as a result of a decrease in income before taxes of $211,000.

Net income
Primarily as a result of the factors noted above, net income decreased from $227,000 for the quarter ended November 30, 1996 to $101,000 for the quarter ended November 30, 1997.

                            ILM II LEASE CORPORATION

                                     PART II
                                Other Information



Item 1. Through 5.         NONE
------------------

Item 6. Exhibits and reports on form 8-K
----------------------------------------

(a)    Exhibits:         27. Financial Data Schedule

(b)    Reports on Form 8-K:  NONE

                            ILM II LEASE CORPORATION

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    By: ILM II LEASE CORPORATION
                                        ------------------------

                                    By: /s/ J.  William Sharman, Jr.
                                        ----------------------------
                                        J. William Sharman, Jr.
                                        President



Dated: May 1, 1998