Form 10-Q
period 1998-02-28
ILM II LEASE CORP
filed 1998-07-01
CIK 932092

================================================================================



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    -----------------------------------------

                                    FORM 10-Q

         _X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended February 28, 1998

                                       OR

         __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.


                         Commission File Number: 0-25880
                                                 -------


                            ILM II LEASE CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)


       Virginia                                           04-3248639
  -----------------                                    -----------------
(State of  other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification No.)



28 State Street, Suite 1100, Boston, MA                       02109
-------------------------------------------------------------------------------
(Address of principal executive office)                     (Zip Code)



Registrant's telephone number, including area code  (888) 257-3550
                                                    ---------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No _X_

Shares of common stock outstanding as of February 28, 1998:  5,180,952.




================================================================================

                            ILM II LEASE CORPORATION
                            ------------------------

                                      INDEX


Part I.  Financial Information
------------------------------

         Item 1.  Financial Statements

                  Balance Sheets
                  February 28, 1998 (Unaudited) and August 31, 1997

                  Statements of Income
                  For the six months ended February 28, 1998 and 1997
                  (Unaudited)

                  Statements of Changes in Shareholders' Equity
                  For the six months ended February 28, 1998 and 1997
                  (Unaudited)

                  Statements of Cash Flows
                  For the six months ended February 28, 1998 and 1997
                  (Unaudited)

                  Notes to Financial Statements (Unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information
---------------------------

         Item 6.  Exhibits and Reports on Form 8-K

Signatures

                            ILM II LEASE CORPORATION


Part I.  Financial Information
------------------------------

         Item 1.  Financial Statements
                  (see next page)

                            ILM II LEASE CORPORATION

                                 BALANCE SHEETS
                February 28, 1998 (Unaudited) and August 31, 1997
                    (In thousands, except per share amounts)

                                                                                 ASSETS
                                                                                 -------

                                                           February 28, 1998               August 31, 1997
                                                           -----------------               ---------------
Cash and cash equivalents                                        $1,824                            $1,156
Accounts receivable                                                   1                                55
Accounts receivable - related party                                  64                                --
Prepaid expenses and other assets                                   162                               403
                                                                 ------                            ------
      Total current assets                                        2,051                             1,614

Furniture, fixtures and equipment                                   554                               486
      Less:  accumulated depreciation                              (114)                              (70)
                                                                 ------                            ------
                                                                    440                               416
Deposits                                                              8                                --
Deferred tax asset, net                                             241                                96
                                                                 ------                            ------
                                                                 $2,740                            $2,126
                                                                 ======                            ======


                                                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                    ------------------------------------

Accounts payable and accrued expenses                              $591                              $547
Termination fee payable                                             400                               400
Real estate taxes payable                                           103                               199
Accounts payable - related party                                    581                               152
Deferred tax liability                                               --                                --
Income taxes payable                                                109                                --
Security deposits                                                    10                                 9
                                                                 ------                            ------
      Total current liabilities                                   1,794                             1,307

Deferred rent payable                                                92                               100
                                                                 ------                            ------
      Total liabilities                                           1,886                             1,407

Shareholders' Equity
       Common stock, $0.01 par value,
            20,000,000 shares authorized
            5,180,952 issued and outstanding                         52                                52
       Additional paid-in capital                                   448                               448
       Retained earnings                                            354                               219
                                                                 ------                            ------
              Total Shareholders' equity                            854                               719
                                                                 ------                            ------
                                                                 $2,740                            $2,126
                                                                 ======                            ======




                             See accompanying notes.

                            ILM II LEASE CORPORATION

                              STATEMENTS OF INCOME
                   For the six- and three-month periods ended
                     February 28, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                                          Six Months Ended      Three Months Ended
                                                            February 28             February 28
                                                            -----------             -----------

Revenues:                                                1998         1997        1998       1997
   Rental and other income                               ----         ----        ----       ----
   Interest income                                       $7,600      $7,158        $3,868   $3,582
                                                             12          19             7        9
                                                         ------      ------        ------   ------
                                                          7,612       7,177         3,875    3,591

Expenses:
   Master lease rent expense                              2,446       2,133         1,254    1,132
   Dietary salaries, wages and food service expenses      1,320       1,315           657      656
   Administrative salaries, wages and expenses              570         580           287      328
   Marketing salaries, wages and expenses                   332         295           165      143
   Utilities                                                522         523           253      257
   Repairs and maintenance                                  251         244           131      118
   Real estate taxes                                        308         254           125      129
   Property management fees                                 444         380           239      188
   Other property operating expenses                        694         786           349      404
   General and administrative expenses                      456         164           269      137
   Advisory fees                                             --          36            --       18
   Depreciation expense                                      44          18            21       11
                                                         ------      ------        ------   ------
                                                          7,387       6,728         3,750    3,521
                                                         ------      ------        ------   ------
Income before taxes                                         225         449           125       70

Income tax expense (benefit):
   Current                                                  235         166            50       21
   Deferred                                                (145)         14             -        7
                                                         ------      ------        ------   ------
                                                             90         180            50       28
                                                         ------      ------        ------   ------

Net income                                                $ 135       $ 269        $   75   $   42
                                                          -----       -----        ------   ------

Earnings per share of common stock                        $0.03       $0.05         $0.01    $0.01
                                                          =====       =====         =====    =====




The above earnings per share of common stock is based upon the 5,180,952 shares outstanding for each period.






                             See accompanying notes.

                            ILM II LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
         For the six months ended February 28, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                       Common Stock
                                      $.01 Par Value            Additional
                                      --------------             Paid-In        Accumulated
                                 Shares          Amount          Capital          Earnings           Total
                                 ------          ------         ----------      -----------          -----
Balance at August 31, 1996         5,181            $52             $448             $259              $759

Net Income                            --             --               --              227               227
                                  ------            ---             ----             ----              ----

Balance at February 28, 1997       5,181            $52             $448             $486              $986
                                   =====            ===             ====             ====              ====

Balance at August 31, 1997         5,181            $52             $448             $219              $719
                                   =====            ===             ====             ====              ====

Net Income                            --             --               --              135               135
                                   -----            ---             ----             ----              ----

Balance at February 28, 1998       5,181            $52             $448             $354              $854
                                   =====            ===             ====             ====              ====










                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
        For the six months ended February 28, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)



 Cash flows from operating activities:                          1998        1997
                                                                ----        ----
 Net income                                                     $135        $269
 Adjustments to reconcile net income to
 net cash provided by operating activities:
    Depreciation expense                                          44          18
 Changes in assets and liabilities:
    Accounts receivable                                           54          (7)
    Accounts receivable - related party                          (64)
    Prepaid expenses and other assets                            241          65
    Deferred tax asset, net                                     (145)         15
    Accounts payable and accrued expenses                         44        (192)
    Accounts payable - affiliates                                429          (2)
    Real estate taxes payable                                    (96)        (95)
    Security deposits, net                                        (7)         --
    Income taxes payable                                         101          --
                                                              ------      ------
       Total adjustments                                         601        (214)
                                                              ------      ------
       Net cash provided by (used in) operating  activities      736          55

 Cash flows from investing activities:
    Additions to furniture, fixtures and equipment               (68)       (102)
                                                              ------      ------
       Net cash used in investigating activities                 (68)       (102)
                                                              ------      ------

 Net increase (decrease) in cash and cash equivalents            668         (47)

 Cash and cash equivalents, beginning of period                1,156       1,591
                                                               -----       -----

 Cash and cash equivalents, end of period                     $1,824      $1,544
                                                              ======      ======


 Supplemental disclosure:

 Cash paid during the period for income taxes                $    --      $  141
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

    The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 1998 and August 31, 1997 and revenues and expenses for each of the six- and three-month periods ended February 28, 1998 and 1997. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation.

    ILM II Lease Corporation ("the Company") was organized as a corporation on September 12, 1994 under the laws of the state of Virginia. Through August 31, 1995, the Company had no significant operations. The Company was formed by ILM II Senior Living, Inc. ("ILM II"), formerly PaineWebber Independent Living Mortgage Inc. II, to operate six rental housing projects that provide independent-living and assisted-living services for senior citizens ("the Senior Housing Facilities") under a master lease agreement. ILM II initially made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM II were merged into ILM II Holding, Inc. ("ILM II Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement (the "Agreement") which was assigned to the Company as of September 1, 1995. The Agreement with AHC was terminated in July 1996. ILM II has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM II's annual gross income must be qualified rental income as defined by the Code. The rent paid by the residents of the Senior Housing Facilities likely would not be deemed to be qualified rental income because of the extent of services provided to residents. Consequently, the operation of the Senior Housing Facilities by ILM II or its subsidiaries over an extended period of time could adversely affect ILM II's status as a REIT. Therefore, ILM II formed the Company to operate the Senior Housing Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM II common stock on September 1, 1995. Because the Company, which is taxed as a regular C corporation, is no longer a subsidiary of ILM II, it can receive service-related income without endangering the REIT status of ILM II.

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

    During the term of the master lease, the Company is obligated to pay annual base rent ("Base Rent") for the Senior Housing Facilities. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities ("Additional Rent"). The Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. In addition, beginning in the second quarter of fiscal 1997 and for the remainder of the lease term, the Company is obligated to pay variable rent ("Variable Rent") for each facility. Such Variable Rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities on an annualized basis, over $13,021,000. Variable rent amounted to $244,898 for the three months ended February 28, 1998.

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

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

2.  The Master Lease Agreement (continued)
    --------------------------------------

California, Florida and Kansas are licensed by such states to provide assisted living services. Also, various health and safety regulations and standards which are enforced by state and local authorities apply to the operation of all the Senior Housing Facilities. Violations of such health and safety standards could result in fines, penalties, closure of a facility, or other sanctions.

3.  Related Party Transactions
    --------------------------

     Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in the Company's Annual Report, PaineWebber resigned effective as of June 18, 1997.

     The Company has retained Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to be the property manager of the Senior Housing Facilities pursuant to a management agreement which commenced on July 29, 1996. In November 1996, Lawrence A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM II, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. The initial term of the management agreement expires on December 31, 2000, which coincides with the expiration of the master lease agreement between the Company and ILM II Holding described in Note 2. Under the terms of the management agreement, in the event that the master lease agreement is extended beyond December 31, 2000, the management agreement will be extended as well, but not beyond July 29, 2001. Under the terms of the management agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve-month period ending on the last day of each calendar month exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased based on the percentage increase in the Consumer Price Index. ILM II has guaranteed the payment of all fees due to Capital under the terms of the management agreement. For the quarter ended February 28, 1998, Capital earned property management fees from the Company of $238,615.

     On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM II Holding will reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. During the quarter ended February 28, 1998, Capital Senior Development, Inc. earned fees of $58,900 for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

     Jeffry R. Dwyer, Secretary and director of the Company, is an employee of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, which acts as Counsel to the Company and its affiliates. Greenberg Traurig Hoffman Lipoff Rosen & Quentel earned fees from the Company of $33,097 for the quarter ended February 28, 1998.

     Accounts receivable - related party at February 28, 1998 and August 31, 1997 includes advances of $64,352 and $0, respectively, to ILM II Holding, primarily for the purchase of land for the expansion of the Senior Housing Facilities. Accounts payable - related party at February 28, 1998 and August 31, 1997 includes $581,198 and $152,000, respectively, for base rent and variable rent due to ILM II Holding.

4.  Legal Proceedings and Contingencies
    ------------------------------------

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

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

4.   Legal Proceedings and Contingencies (continued)
     -----------------------------------------------

property management agreement with AHC. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM II Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic State of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleges that the management agreement was wrongfully terminated for cause and requests damages which include the payment of a termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeds $2,000,000. ILM II has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that the Company fails to perform pursuant to its contractual obligations. The court initially set a trial date of April 28, 1997 but, at AHC's request, rescheduled the trial for June 23, 1997. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM II and ILM I in the amount of $1,000,000 ("the "Orders"). In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM II, ILM I and ILM I Lease Corporation filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the orders. The Company intends to diligently pursue the appeal. Although the eventual outcome of this litigation cannot presently be determined, a provision of $400,000 for the liability which might result to the Company was recorded as "termination fee payable" at February 28, 1998 and August 31, 1997. The remaining $600,000 was recorded on the financial statements of Lease I.

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

                            ILM II LEASE CORPORATION
       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

    The master lease agreement, which commenced on September 1, 1995, is between ILM II Holding, as owner of the properties and Lessor, and the Company, as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM II Holding decide that any of the Senior Housing Facilities should be expanded, the master lease agreement between the Company and ILM II Holding would be amended to include such expansion. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility), the Company is obligated to pay annual rent for use of all the Senior Housing Facilities in the aggregate amount of $3,548,700 for calendar year 1995 (prorated based on the lease commencement date) and $4,035,600 for calendar year 1996 and each subsequent year. Beginning January 1997 and for the remainder of the lease term the Company is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent expense related to the second quarter of fiscal 1998 was $244,898.

                            ILM II LEASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

    As noted above, the Company's master lease is scheduled to expire on December 31, 2000. This period coincides with the end of ILM II's expected holding period for its investments in the Senior Housing Facilities. While such holding period is subject to change, the current Articles of Incorporation of ILM II provide that the liquidation of ILM II must be completed by no later than December 31, 2001. Any further renewals of the master lease beyond December 31, 2000 would be subject to negotiation between the Company and ILM II and its consolidated affiliate. Accordingly, since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM II, there is no assurance that the Company's operations will continue beyond December 2000.

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

    On July 29, 1996, the Company terminated the Agreement with AHC covering six Senior Housing Facilities leased by the Company (see Note 2 of the Notes to Financial Statements). Subsequent to terminating the property management agreement, the company retained Capital to be the new manager of the Senior Housing Facilities pursuant to a management agreement ("Management Agreement") which commenced on July 29, 1996. Under the terms of the Management Agreement, Capital will earn a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital will also be eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve-month period ending on the last day of each calendar month exceeds a specific base amount. Each August 31, beginning on August 31, 1997, the base amount will be increased annually based on the percentage increase in the Consumer Price Index. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement.

    The six properties which the Company leases from ILM II Holding averaged 95% occupancy for the quarter ended February 28, 1998. Current annualized operating income levels are sufficient to cover the base master lease payments at their current annual level of $4,035,600 and the payment of variable rent which will remain in effect throughout the remaining term of the lease. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation.

    The Company and ILM II have been pursuing additional steps to increase cash flow and shareholder value. Several new programs were adopted during fiscal 1997 across the Company's portfolio which are resulting in increased revenues and cash flow from the properties. These steps include increasing the number of rentable apartment units as live-in facility managers move from the properties and increasing rental rates at properties that have maintained high occupancy levels and are located in strong markets. Another program to increase revenues and cash flow involves pursuing the potential for future expansions of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Omaha, Nebraska, St. Louis County, Missouri, and Fort Myers, Florida. As part of this expansion program, approximately one acre of land located adjacent to the Omaha facility was acquired by ILM II Holding during the

                            ILM II LEASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

quarter ended November 30, 1997. In addition, an agreement was obtained to purchase approximately six acres of land located adjacent to the St. Louis County facility. In December 1997, ILM II Holding decided to not pursue the expansion over the near term and allowed the agreement to expire. The Fort Myers facility already includes a vacant land parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Omaha and Fort Myers.

    Once the pre-construction design process is complete and projected expansion construction costs are determined, the Company and ILM II Holding will carefully evaluate the costs and benefits before proceeding with the construction of any of these expansions. If the Company and ILM II Holding decide to proceed with any of these expansions, the master lease agreement between the Company and ILM II Holding will be amended to include such expansion. ILM II Holding is currently negotiating with a major bank to provide a construction loan facility that, if finalized, would provide up to $8.8 million to fund the capital costs of these potential expansion programs.

    Additionally, in December 1997, ILM II Holding purchased a parcel of vacant land adjacent to the Stockton facility. Although no expansion of this facility is being considered at this time, this additional land will provide needed parking spaces and improved access to the existing facility.

    At February 28, 1998, the Company had cash and cash equivalents of $1,824,000. Such amounts will be used for the Company's working capital requirements. As noted above, under the terms of the master lease, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. The Company did not pay cash dividends in fiscal 1996 or fiscal 1997. The Company intends to review this policy during the second half of fiscal 1998 and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the master lease payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

    While the Company has potential liabilities pending due to ongoing litigation against the Company, or for which the Company is a guarantor, the eventual outcome of this litigation cannot presently be determined. The court order in the Virginia AHC litigation equals $1 million and the California litigation by AHC seeks at least $2 million. As discussed in Note 4, Legal Proceedings and Contingencies, the Company has agreed to indemnify Mr. Cohen and has agreed to advance funds to Capital to pay reasonable legal fees and expenses in the California litigation. The Company will vigorously defend against all claims made against it and, at this time, it is not certain that the Company will have ultimate responsibility for any such claims.

                            ILM II LEASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)

Results of Operations
Six Months Ended February 28, 1998 versus Six Months Ended February 28, 1997

Revenues
Total revenues were $7,612,000 for the six-month period ended February 28, 1998 compared to $7,177,000 for the same period of the prior year, representing an increase of $435,000 or 6%. Rental and other income from the Company's senior housing operations increased $442,000 primarily as a result of improved occupancies and increased rental rates at certain of the facilities located in strong markets.

Expenses
Total expenses were $7,387,000 for the six-month period ended February 28, 1998 compared to $6,728,000 for the same period in the prior year representing an increase of $659,000 or 9.8%. This increase was primarily comprised of increases in master lease rent expense of $313,000, general and administrative expenses of $292,000, property management fees of $64,000 and other minor increases in certain other expenses. General and administrative expenses increased principally as a result of the AHC litigation expenses.

Income Tax Expense
Income tax expense decreased by $90,000 or 50% as compared to the same period in the prior year as a result of a decrease in income before taxes of $224,000.

Net income
Primarily as a result of the factors noted above, net income decreased from $269,000 for the six-month period ended February 28, 1997 to $135,000 for the six-month period ended February 28, 1998.

Results of Operations
Three Months Ended February 28, 1998 versus Three Months Ended February 28, 1997

Revenues
Total revenues were $3,875,000 for the quarter ended February 28, 1998 compared to $3,591,000 for the same period of the prior year, representing an increase of $284,000 or 7.9%. Rental and other income from the Company's senior housing operations increased $286,000 primarily as a result of improved occupancies and increased rental rates at certain of the facilities located in strong markets.

Expenses
Total expenses were $3,750,000 for the quarter ended February 28, 1998 compared to $3,521,000 for the same period of the prior year representing an increase of $284,000 or 6.5%. This increase was primarily comprised of increases in master lease rent expense of $229,000, general and administrative expenses of $132,000, and other minor increases in certain other expenses. The increase in master lease expense is the result of variable rent payments due under the master lease agreement. General and administrative expenses increased principally as a result of the AHC litigation expenses.

Income Tax Expens
Income tax expense increased by $22,000 or 78.6% as compared to the same period in the prior year as a result of an increase in income before taxes of $55,000.

Net income
Primarily as a result of the factors noted above, net income increased from $42,000 for the quarter ended February 28, 1997 to $75,000 for the quarter ended February 28, 1998.

                            ILM II LEASE CORPORATION

                                     PART II
                                Other Information



Item 1. through 5.       NONE
------------------

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

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



                                    By:  ILM II LEASE CORPORATION
                                         -------------------------


                                         By: /s/ J. William Sharman, Jr.
                                             ---------------------------
                                         J. William Sharman, Jr.
                                         President






Dated:  June 15, 1998