Form 10-Q
period 1998-05-31
ILM II LEASE CORP
filed 1998-07-16
CIK 932092

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

                     For quarterly period ended May 31, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      For the transition period from ____to____.


                            Commission File Number: 0-25880
                                                    -------

                            ILM II LEASE CORPORATION
                            ------------------------
                (Exact name of registrant as specified in its charter)


            Virginia                                             04-3248639
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)



28 State Street, Suite 1100, Boston, MA                                 02109
--------------------------------------------------------------------------------
(Address of principal executive office)                               (Zip Code)



Registrant's telephone number, including area code  (888) 257-3550
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      No  X
                                       ---     ---

Shares of common stock outstanding as of May 31, 1998:  5,180,952.


================================================================================

                            ILM II LEASE CORPORATION

                                      INDEX

Part I.  Financial Information                                                                              Page
                                                                                                            ----
      Item 1.  Financial Statements

               Balance Sheets
               May 31, 1998 (Unaudited) and August 31, 1997................................................... 4

               Statements of Income
               For the nine- and three-month periods ended May 31, 1998 and 1997 (Unaudited).................. 5

               Statements of Changes in Shareholders' Equity
               For the nine months ended May 31, 1998 and 1997 (Unaudited).................................... 6

               Statements of Cash Flows
               For the nine months ended May 31, 1998 and 1997 (Unaudited).................................... 7

               Notes to Financial Statements (Unaudited)................................................... 8-11

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...... 12-14

Part II.  Other Information.................................................................................. 15

      Item 6.  Exhibits and Reports on Form 8-K.............................................................. 15

Signatures................................................................................................... 16

                            ILM II LEASE CORPORATION


Part I.  Financial Information
------------------------------

         Item 1.  Financial Statements
                  (see next page)

                            ILM II LEASE CORPORATION

                                 BALANCE SHEETS
                  May 31, 1998 (Unaudited) and August 31, 1997
                    (In thousands, except per share amounts)


                                                                       ASSETS
                                                                       ------
                                                   May 31, 1998                  August 31, 1997
                                                   ------------                  ---------------
Cash and cash equivalents                              $2,416                            $1,156
Accounts receivable                                         2                                55
Accounts receivable - related party                       121                                --
Prepaid expenses and other assets                         149                               403
                                                       ------                            ------
      Total current assets                              2,688                             1,614

Furniture, fixtures and equipment                         653                               486
      Less: accumulated depreciation                     (136)                              (70)
                                                       ------                            ------
                                                          517                               416
Deposits                                                    9                                --
Deferred tax asset                                        233                                96
                                                       ------                            ------
                                                       $3,447                            $2,126
                                                       ======                            ======


                                                          LIABILITIES AND SHAREHOLDERS' EQUITY
                                                          ------------------------------------

Accounts payable and accrued expenses                    $507                              $547
Termination fee payable                                   400                               400
Real estate taxes payable                                 117                               199
Accounts payable - related party                        1,270                               152
Income taxes payable                                      139                                --
Security deposits                                          14                                 9
                                                       ------                            ------
      Total current liabilities                         2,447                             1,307

Deferred rent payable                                      76                               100
                                                       ------                            ------
      Total liabilities                                 2,523                             1,407

Shareholders' equity:
       Common stock, $0.01 par value,
            20,000,000 shares authorized
            5,180,952 issued and outstanding               52                                52
       Additional paid-in capital                         448                               448
       Retained earnings                                  424                               219
                                                       ------                            ------
              Total shareholders' equity                  924                               719
                                                       ------                            ------
                                                       $3,447                            $2,126
                                                       ======                            ======


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                              STATEMENTS OF INCOME
  For the three- and nine-month periods ended May 31, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                                           Nine Months Ended          Three Months Ended
                                                                May 31                     May 31
                                                                ------                     ------

                                                           1998         1997           1998        1997
                                                           ----         ----           ----        ----
Revenues:
   Rental and other income                                 $11,508     $10,745         $3,908     $3,587
   Interest income                                              32          28             19          9
                                                           -------     -------         ------     ------
                                                            11,540      10,773          3,927      3,596
Expenses:
   Master lease rent expense                                 3,700       3,264          1,262      1,131
   Dietary salaries, wages and food service expenses         1,989       1,977            670        662
   Administrative salaries, wages and expenses                 750         877            180        297
   Marketing salaries, wages and expenses                      514         456            182        161
   Utilities                                                   770         763            248        240
   Repairs and maintenance                                     392         371            141        127
   Real estate taxes                                           435         383            127        129
   Property management fees                                    684         549            240        169
   Other property operating expenses                         1,058       1,140            364        354
   General and administrative expenses                         843         461            375        297
   Advisory fees                                                --          54             --         18
   Depreciation expense                                         64          30             21         12
                                                           -------     -------         ------     ------
                                                            11,199      10,325          3,810      3,597
                                                           -------     -------         ------     ------

Income before taxes                                            341         448            117         (1)

Income tax expense:
   Current                                                     113         158           (122)        --
   Deferred                                                     23          21            169         --
                                                           -------     -------         ------     ------
                                                               136         179             47         --
                                                           -------     -------         ------     ------

Net income (loss)                                          $   205     $   269         $   70     $   (1)
                                                           =======     =======         ======     ======
Basic earnings (loss) per share of common stock            $  0.04     $  0.05         $ 0.01     $ 0.00
                                                           =======     =======         ======     ======


The above earnings per share of common stock is based upon the 5,180,952 shares outstanding for each period.



                             See accompanying notes.

                            ILM II LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           For the nine months ended May 31, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                     Common Stock
                                    $.01 Par Value       Additional
                                    --------------         Paid-In     Retained
                                  Shares      Amount       Capital     Earnings    Total
                                  ------      ------       -------     --------    -----

Balance at August 31, 1996         5,181         $52        $448        $259       $759

Net income                            --           -          --         269        269
                                   -----           -        ----        ----       ----

Balance at May 31, 1997            5,181         $52        $448        $528       $986
                                   =====         ===        ====        ====       ====

Balance at August 31, 1997         5,181         $52        $448        $219       $718
                                   =====         ===        ====        ====       ====

Net income                            --          --          --         205        205
                                   -----         ---        ----        ----       ----

Balance at May 31, 1998            5,181         $52        $448        $424       $923
                                   =====         ===        ====        ====       ====



                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1998 and 1997 (Unaudited)
                    (In thousands, except per share amounts)

                                                                     Nine Months Ended
                                                                     -----------------
                                                                          May 31
                                                                          ------
                                                                   1998             1997
                                                                   ----             ----
Cash flows from operating activities:
    Net income $205                                              $  205           $  269
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation expense                                         64               18
        Deferred taxes, net                                        (137)              15
         Changes in assets and liabilities:
         Accounts receivable                                         53               (7)
         Accounts receivable - related party                       (121)              --
         Prepaid expenses and other assets                          254               65
         Accounts payable and accrued expenses                      (40)            (192)
         Accounts payable - related party                         1,118               (2)
         Real estate taxes payable                                  (82)             (95)
         Security deposits, net                                      (2)              --
         Deferred rent payable                                      (24)             (16)
         Income taxes payable                                       139               --
                                                                 ------           ------
             Total adjustments                                     1222             (214)
                                                                 ------           ------
             Net cash provided by operating activities            1,427               55

Cash flows from investing activities:
    Additions to furniture, fixtures and equipment                 (167)            (102)
                                                                 ------           ------
         Net cash used in investing activities                     (167)            (102)
                                                                 ------           ------

Net increase (decrease) in cash and cash equivalents              1,260              (47)

Cash and cash equivalents, beginning of period                    1,156            1,591
                                                                 ------           ------

Cash and cash equivalents, end of period                         $2,416           $1,544
                                                                 ======           ======
Supplemental disclosure:

Cash paid during the period for income taxes                     $   --           $  141
                                                                 ======           ======


                             See accompanying notes.

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)

1.   General
     -------

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in the ILM II Lease Corporation's ("the Company") Annual Report for the year ended August 31, 1997. In the opinion of management, the accompanying interim financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1998 and August 31, 1997 and revenues and expenses for each of the nine- and three-month periods ended May 31, 1998 and 1997. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation.

     The Company was organized as a corporation on September 12, 1994 under the laws of the state of Virginia. Through August 31, 1995, the Company had no significant operations. The Company was formed by ILM II Senior Living, Inc. ("ILM II"), formerly PaineWebber Independent Living Mortgage Inc. II, to operate six rental housing projects that provide independent-living and assisted-living services for senior citizens ("the Senior Housing Facilities") under a master lease agreement. ILM II initially made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM II were merged into ILM II Holding, Inc. ("ILM II Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement (the "Agreement"), which was assigned to the Company as of September 1, 1995. The Agreement with AHC was terminated in July 1996.

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

     The Company's sole business is the operation of the Senior Housing Facilities. The Company leases the Senior Housing Facilities from ILM II Holding, a majority-owned and consolidated affiliate of ILM II, which currently holds title to the Senior Housing Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility) (see Note 2). In July, 1996, the Company entered into a property management agreement with Capital Senior Management 2, Inc. ("Capital") of Dallas, Texas to handle the day-to-day operations of the Senior Housing Facilities. In November 1996, Lawrence A. Cohen, a director of the Company and President, Chief Executive Officer and Director of ILM II, became Vice Chairman and Chief Financial officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, the management agreement with Capital is considered a related party transaction (see Note 3).

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

     Descriptions of the properties covered by the master lease between the Company and ILM II Holding are summarized as follows:

                                                       Rentable      Resident
Name                         Location                   Units        Capacity
----                         --------                   -----        --------
The Palms                    Fort Myers, FL              205           255
Crown Villa                  Omaha, NE                    73            73
Overland Park Place          Overland Park, KS           141           153
Rio Las Palmas               Stockton, CA                164           190
The Villa at Riverwood       St. Louis County, MO        120           140
Villa Santa Barbara (1)      Santa Barbara, CA           125           125


    (1) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM I Lease Corporation ("Lease I"). The Company has entered into an agreement with Lease I regarding such joint tenancy. Lease I was formed for similar purposes as the Company by an affiliated REIT, ILM Senior Living, Inc. ("ILM I"), a subsidiary of which owns 25% of the Villa Santa Barbara property. The portion of the Senior Housing Facility leased by the Company represents 75% of the total project. Villa Santa Barbara is 25% owned by ILM Holding Inc. and 75% by ILM II Holding, Inc., a majority-owned and consolidated subsidiary of ILM II.

     During the term of the master lease, the Company is obligated to pay annual base rent for the Senior Housing Facilities. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. The Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. In addition, beginning in the second quarter of fiscal 1997 and for the remainder of the lease term, the Company is obligated to pay variable rent for each facility. Variable rent is payable quarterly and equals 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent amounted to $697,031 and $261,090 for the nine- and three-month periods ended May 31, 1998, respectively. This compares to variable rent of approximately $261,000 and $130,000 for the nine- and three-month periods ended May 31, 1997, respectively.

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

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)


3.   Related Party Transactions
     --------------------------

     Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in the Company's Annual Report, PaineWebber resigned effective as of June 18, 1997.

     The Company has retained Capital to be the property manager of the Senior Housing Facilities pursuant to a management agreement which commenced on July 29, 1996. In November 1996, Lawrence A. Cohen, a Director of the Company and President, Chief Executive Officer and Director of ILM II, was also named Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. The initial term of the management agreement expires on December 31, 2000, which coincides with the expiration of the master lease agreement between the Company and ILM II Holding described in Note 2. Under the terms of the management agreement, in the event that the master lease agreement is extended beyond December 31, 2000, the management agreement will be extended as well, but not beyond July 29, 2001. Under the terms of the management agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital is also eligible to earn an incentive management fee equal to 25% of the amount by which the average monthly net cash flow of the Senior Housing Facilities, as defined, for the twelve month period ending on the last day of each calendar month exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the management agreement. For the nine- and three-month periods ended May 31, 1998, Capital earned property management fees from the Company of $685,000 and $240,000, respectively. This compares to $546,000 and $169,000 for the nine- and three-month periods ended May 31, 1997, respectively.

     On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM II Holding will reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the nine- and three-month periods ended May 31, 1998, Capital Senior Development, Inc. earned fees from the Company of $73,233 and $14,333, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

     Jeffry R. Dwyer, Secretary and director of the Company, is an employee of Greenberg Traurig Hoffman Lipoff Rosen & Quentel, which began acting as Counsel to the Company and its affiliates in late fiscal 1997. For the nine- and three-month periods ended May 31, 1998, Greenberg Traurig Hoffman Lipoff Rosen & Quentel earned fees from the Company of $114,534 and $55,647, respectively.

     Accounts receivable - related party at May 31, 1998 and August 31, 1997 includes advances of approximately $107,000 and $0, respectively, to ILM II Holding, primarily to fund facility expansion costs. Also included in accounts receivable - related party at May 31, 1998 is an expense reimbursement of approximately $15,000 due from Lease I. Accounts payable - related party at May 31, 1998 and August 31, 1997 includes $1,269,990 and $152,000, respectively, for base rent and variable rent due to ILM II Holding.

4.   Legal Proceedings and Contingencies
     -----------------------------------

     A management agreement between ILM II Holding and Angeles Housing Concepts, Inc. ("AHC"), which covered the management of all six Senior Housing Facilities, was assigned to the Company effective September 1, 1995. On July 29, 1996, the Company and ILM II Holding ("the Companies") terminated the property management agreement with AHC.

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)


4.   Legal Proceedings and Contingencies (continued)
     -----------------------------------------------

The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM II Holding allege, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies. Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic State of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requests damages, which include the payment of a termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. ILM II has guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee is deemed payable by the court and in the event that the Company fails to perform pursuant to its contractual obligations. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM II and ILM I in the aggregate amount of $1,000,000 ("the "Orders"). In so doing, the court effectively canceled the June 23, 1997 trial date. The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM II, ILM I and ILM I Lease Corporation filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the orders. The Company intends to diligently pursue the appeal. Although the eventual outcome of this litigation cannot presently be determined, a provision of $400,000 for the liability which might result to the Company was recorded as "termination fee payable" at May 31, 1998 and August 31, 1997. The remaining $600,000 was recorded on the financial statements of Lease I.

     On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property management agreement with ILM II Holding by inducing ILM II Holding to terminate the management agreement (the "California litigation"). The complaint seeks damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. Trial in the action is expected during 1998 and discovery has just begun. At a meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital and its affiliates in the California litigation. Subsequently, the Boards of the Company and Lease I voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California Litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. As of May 31, 1998, the amount advanced to Capital by the Company and Lease I totaled approximately $335,000. The defendants intend to vigorously defend the claims made against them in the California litigation. The eventual outcome of this litigation cannot presently be determined and, accordingly, no provision for any liability has been recorded in the accompanying financial statements.

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

     The master lease agreement, which commenced on September 1, 1995, is between ILM II Holding, as owner of the properties and Lessor, and the Company, as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM II Holding decide that any of the Senior Housing Facilities should be expanded, the master lease agreement between the Company and ILM II Holding would be amended to include such expansion. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility), the Company is obligated to pay annual rent for use of all the Senior Housing Facilities in the aggregate amount of $4,035,600. Beginning January 1997 and for the remainder of the lease term the Company is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and will equal 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. For the nine- and three-month periods ended May 31, 1998, variable rent expense was $697,031 and $261,090, respectively. This compares to variable rent of approximately $261,000 and $130,000 for the nine- and three-month periods ended May 31, 1997, respectively.

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

                            ILM II LEASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

     Occupancy levels at the six properties which the Company leases from ILM II Holding averaged 94% and 95%, respectively, for the nine- and three-month periods ended May 31, 1998. Base master lease payments of $4,035,600 will remain in effect throughout the remaining term of the lease. As noted above, the master lease also provides for the payment of variable rent and the Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM II Holding.

     The Company and ILM II have been pursuing the potential for future expansion of several of the facilities which are located in areas that have particularly strong markets for senior housing. Potential expansion candidates include the facilities located in Omaha, Nebraska, St. Louis County, Missouri, and Fort Myers, Florida. As part of this expansion program, approximately one acre of land located adjacent to the Omaha facility was acquired by ILM II Holding during the quarter ended November 30, 1997. In addition, an agreement was obtained to purchase approximately six acres of land located adjacent to the St. Louis County facility. In December 1997, ILM II Holding decided not to pursue the St. Louis County expansion over the near term and allowed the agreement to expire. The Fort Myers facility includes a vacant land parcel of approximately one and one-half acres which could accommodate an expansion of the existing facility. Preliminary feasibility evaluations have been completed for all of these potential expansions and pre-construction design and construction-cost evaluations are underway for expansions of the facilities located in Omaha and Fort Myers. Additionally, in December 1997, ILM II Holding purchased a parcel of vacant land adjacent to the Stockton facility. Although no expansion of this facility is being considered at this time, this additional land will provide needed parking spaces and improved access to the existing facility.

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

     At May 31, 1998, the Company had cash and cash equivalents of $2,416,000. Such amounts will be used for the Company's working capital requirements. As noted above, under the terms of the master lease, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. The Company has not paid cash dividends in fiscal 1996, 1997 or 1998. The Company may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flows from the Senior Housing Facilities, net of the master lease payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

     While the Company has potential liabilities pending due to ongoing litigation against the Company, or for which the Company is a guarantor, the eventual outcome of this litigation cannot presently be determined. The court order in the Virginia AHC litigation equals $1 million and the California litigation by AHC seeks at least $2 million. As discussed in Note 4, Legal Proceedings and Contingencies, the Company and Lease I have agreed to indemnify Mr. Cohen and to advance funds to Capital to pay reasonable legal fees and expenses in the California litigation. Amounts are being advanced 40% by the Company and 60% by Lease I based on their relative sizes and the identity of the issues. The Company will vigorously defend against all claims made against it and, at this time, it is not certain that the Company will have ultimate responsibility for any such claims.

                            ILM II LEASE CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

     The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

Results of Operations
Nine Months Ended May 31, 1998 versus Nine Months Ended May 31, 1997

Revenues
Total revenues were $11,540,000 for the nine-month period ended May 31, 1998 compared to $10,773,000 for the same period of the prior year, representing an increase of $767,000 or 7%. Rental and other income from the Company's senior housing operations increased $763,000 primarily as a result of improved occupancies and increased rental rates at certain of the facilities located in strong markets.

Expenses
Total expenses were $11,199,000 for the nine-month period ended May 31, 1998 compared to $10,325,000 for the same period in the prior year representing an increase of $874,000 or 8.5%. This increase was primarily comprised of increases in master lease rent expense of $436,000, general and administrative expenses of $382,000 and property management fees of $135,000. The increase in master lease rent expense is the result of variable rent payments due under the master lease agreement. General and administrative expenses increased principally as a result of the AHC litigation expenses.

Income Tax Expense
Income tax expense decreased by $43,000 or 24% as compared to the same period in the prior year as a result of a decrease in income before taxes of $107,000.

Net Income
Primarily as a result of the factors noted above, net income decreased from $269,000 for the nine-month period ended May 31, 1997 to $205,000 for the nine-month period ended May 31, 1998.

Results of Operations
Three Months Ended May 31, 1998 versus Three Months Ended May 31, 1997

Revenues
Total revenues were $3,927,000 for the quarter ended May 31, 1998 compared to $3,596,000 for the same period of the prior year, representing an increase of $331,000 or 9.2%. Rental and other income from the Company's senior housing operations increased $321,000 primarily as a result of improved occupancies and increased rental rates at certain of the facilities located in strong markets.

Expenses
Total expenses were $3,810,000 for the quarter ended May 31, 1998 compared to $3,597,000 for the same period of the prior year representing an increase of $213,000 or 5.9%. This increase was primarily comprised of increases in master lease rent expense of $131,000 and general and administrative expenses of $78,000. The increase in master lease expense is the result of variable rent payments due under the master lease agreement. General and administrative expenses increased principally as a result of the AHC litigation expenses.

Income Tax Expense
Income tax expense increased by $47,000 as compared to the same period in the prior year as a result of an increase in income before taxes of $118,000.

Net Income
Primarily as a result of the factors noted above, net income increased from a loss of $1,000 for the quarter ended May 31, 1997 to income of $70,000 for the quarter ended May 31, 1998.

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


Dated:  July 15, 1998