Form 10-K405
period 1998-08-31
ILM II LEASE CORP
filed 1999-02-24
CIK 932092

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

       X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      ---          SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1998
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____.

                         Commission File Number: 0-25880
                                                 -------

                            ILM II LEASE CORPORATION
             (Exact name of registrant as specified in its charter)
       Virginia                                                    04-3248639
----------------------                                       -----------------
(State of organization)                                     (I.R.S. Employer
                                                            Identification No.)

28 State Street, Suite 1100, Boston, Massachusetts                        02109
-------------------------------------------------------------------------------
  (Address of principal executive office)                            (Zip Code)

Registrant's telephone number, including area code:              (888) 257-3550
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No X .
                                       ---   ---

Shares of common stock outstanding as of August 31, 1998: 5,180,952. The aggregate sales price of the shares sold was $500,000. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                     Documents                              Form 10-K Reference
----------------------------------------------------        -------------------
Registration Statement on Form 10 of registrant             Part III, Part IV
dated July 20, 1995, as supplemented

Current Report on Form 8-K of                                   Part IV
registrant dated August 21, 1998

================================================================================

                            ILM II LEASE CORPORATION
                                 1998 FORM 10-K

                                TABLE OF CONTENTS


Part I                                                                              Page
------                                                                              ----
Item     1       Business.............................................................I-1

Item     2       Properties...........................................................I-4

Item     3       Legal Proceedings....................................................I-5

Item     4       Submission of Matters to a Vote of Security Holders..................I-6


Part II
-------
Item     5       Market for the Registrant's Shares and Related
                 Stockholder Matters.................................................II-1

Item     6       Selected Financial Data.............................................II-1

Item     7       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.......................................II-2

Item     8       Financial Statements and Supplementary Data.........................II-6

Item     9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................II-6


Part III
--------
Item     10      Directors and Executive Officers of the Registrant.................III-1

Item     11      Executive Compensation.............................................III-3

Item     12      Security Ownership of Certain Beneficial Owners and Management.....III-3

Item     13      Certain Relationships and Related Transactions.....................III-3


Part IV
-------
Item     14      Exhibits, Financial Statement Schedules and Reports on Form 8-K.....IV-1

Signatures...........................................................................IV-2

Index to Exhibits....................................................................IV-3

Financial Statements and Supplementary Data........................................F1-F16

                            ILM II LEASE CORPORATION

                                     PART I
                                     ------

Item 1. Business
----------------

     ILM II Lease Corporation (the "Company") was formed in 1994 by ILM II Senior Living, Inc. ("ILM II"), formerly PaineWebber Independent Living Mortgage Inc. II, a publicly-held, non-traded Real Estate Investment Trust ("REIT"), for the purpose of operating six rental housing projects that provide independent-living and assisted-living services for senior citizens (the "Senior Housing Facilities") under the terms of a master lease agreement. ILM II contributed $500,000 in return for all of the issued and outstanding shares of the Company's common stock. ILM II had originally made mortgage loans secured by the Senior Housing Facilities to Angeles Housing Concepts, Inc. ("AHC") between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM II were merged into ILM II Holding, Inc. ("ILM II Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement which was assigned to the Company as of September 1, 1995. As discussed further in
Item 7, the agreement with AHC was terminated in July 1996.

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

     The Company's sole business is the operation of the Senior Housing Facilities. The Company leases the Senior Housing Facilities from ILM II Holding, a majority-owned and consolidated affiliate of ILM II, which currently holds title to the Senior Housing Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility); provided, however, that such master lease may be terminated earlier by ILM II Holding, in connection with a sale of the Senior Housing Facilities to a non-affiliated third party, upon 30 days notice to the Company.

     In July 1996, the Company terminated the property management agreement with AHC and entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. Since November 1996, Lawrence A. Cohen, who, until July 28, 1998, served as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, through July 28, 1998, the management agreement with Capital was considered a related party transaction.

                            ILM II LEASE CORPORATION

----------------------------

         The master lease agreement, which commenced on September 1, 1995, is between ILM II Holding, as owner of the properties and Lessor, and the Company, as Lessee. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility), the Company is obligated to pay annual base rent for the use of all of the Facilities in the aggregate amount of $4,035,600 per year. Beginning in January 1997, and for the remainder of the lease term, the Company is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent expense related to fiscal years 1998 and 1997 was $984,000 and $412,000, respectively.

     The Senior Housing Facilities which the Company has leased from ILM II Holding as of August 31, 1998 are described below:

                                                                Rentable     Resident
Property Name and Location (1)          Type of Property         Units      Capacities
------------------------------          ----------------         -----      ----------
The Palms
Fort Myers, FL                      Senior Housing Facility        205         255

Crown Villa
Omaha, NE                           Senior Housing Facility        73           73

Overland Park Place
Overland Park, KS                   Senior Housing Facility        141         153

Rio Las Palmas
Stockton, CA                        Senior Housing Facility        164         190

The Villa at Riverwood
St. Louis County, MO                Senior Housing Facility        120         140

Villa Santa Barbara (2)
Santa Barbara, CA                   Senior Housing Facility        125         125

(1) See Notes to the financial statements filed with this annual report for a description of the agreements through which the Company has leased these facilities.

(2) The Company operates the Villa Santa Barbara facility under a co-tenancy arrangement with an affiliated company, ILM I Lease Corporation ("Lease I"). The Company and Lease I have entered into a joint tenancy agreement which governs the operation of the property and the apportionment of revenues and expenses between the parties. Any amounts generated by the operations of the Santa Barbara property are equitably apportioned between the Company and Lease I (generally 75% and 25%, respectively).

                            ILM II LEASE CORPORATION

----------------------------

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

     Through June 18, 1997, and subject to the supervision of and pursuant to the general policies set by the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber Lease Advisors, L.P. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Lease Advisors, L.P. and all affiliates of PaineWebber that provided services to the Company in the past. PaineWebber resigned from this position effective as of June 18, 1997. PaineWebber agreed to perform certain administrative services for the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies and consultants including Fleet Bank, Ernst & Young LLP, MAVRICC Management Systems, Inc., and Smith and Company. In addition, C. David Carlson, who was a Vice President of ILM I and ILM II until the date of PaineWebber's resignation and a Vice President of PaineWebber through October 1997, where he served as Portfolio Manager to the Company, now serves as a consultant to the Company. The resignation of PaineWebber is discussed further below.

     There are currently three Directors of the Company, none of whom are affiliates of PaineWebber or the property management company. The Directors are subject to removal by the vote of the holders of a majority of the outstanding shares of the Company's common stock.

     The terms of transactions between the Company and PaineWebber and similar disclosures with respect to relationships of other related parties which provide services to the Company are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

     As discussed further in Item 7, on July 29, 1996, the Company terminated the property management agreement with AHC and retained Capital to be the property manager of the Senior Housing Facilities, and ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Since November 1996, Lawrence A. Cohen, who, through July 29, 1998, served as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, through July 28, 1998, Capital was considered a related party (see Item 13). Capital earned property management fees from Lease II of $899,000 and $707,000 for the years ended August 31, 1998 and 1997, respectively.

     At a meeting of the Boards of Directors of ILM II and an affiliated entity, ILM Senior Living, Inc. ("ILM I"), formerly PaineWebber Independent Living Mortgage Fund, Inc., on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities operated by the Company and held by ILM II as well as the Senior Housing Facilities held by ILM I, by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the Senior Housing Facilities held by ILM I and ILM II for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities operated by the Company under its master lease with ILM II Holding would represent approximately $52 million of this amount. After taxes and closing costs, net proceeds to ILM II would equal approximately $48 million or approximately $9.36 per share of ILM II common stock. PaineWebber also stated

                            ILM II LEASE CORPORATION

----------------------------

that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM II in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company, ILM I and ILM II, and their affiliates. Following a comprehensive analysis, the investment banking firm recommended that PaineWebber's proposal should be declined and that instead investigation of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of ILM I and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of ILM I and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate ILM I and ILM II on the suggested terms three years prior to their scheduled termination date.

     PaineWebber indicated to the ILM I and ILM II Boards in its January 10, 1997, proposal that it would not wish to continue to serve as advisor to ILM I, ILM II and their affiliates if they declined to accept PaineWebber's proposal. The Company, ILM I Lease Corporation ("Lease I"), ILM I and ILM II accepted the resignation of PaineWebber, effective June 18, 1997. PaineWebber continued to provide certain administrative services to the Company, Lease I, ILM I, and ILM II through August 31, 1997, pursuant to the terms of a transition services agreement. The Company and its affiliates also accepted, effective as of June 18, 1997, the resignations of those Officers and Directors who were employees of or otherwise affiliated with PaineWebber.

     The Company and ILM II are continuing to review various strategic alternatives to maximize shareholder value and liquidity and have engaged professional financial and legal advisors to formulate and present plans and proposals for consideration by the Board. Although no definitive plans, arrangements or understandings have been agreed to at this time, ILM II is actively reviewing the feasibility of a variety of financial transactions and proposals, including the reorganization of the ownership of the Senior Housing Facilities, business combinations with third parties and the sale of ILM I by means of cash and or stock-for-stock merger. There can be no assurance that any definitive transaction will be formulated, agreed to or consummated. In addition, because the master lease is due to terminate on December 31, 2000, but could be terminated earlier by ILM II Holding if the Senior Housing Facilities are sold by ILM II Holding, the Company's operations would not be expected to continue beyond the date of any such transaction.

Item 2. Properties
------------------

     As of August 31, 1998, the Company has leased the six operating properties referred to under Item 1 to which reference is made for the description, name and location of such properties.

     Average occupancy levels for each fiscal quarter during 1998, along with an average for the year, are presented below for each property:

                                                          Average Quarterly Occupancy
                            -----------------------------------------------------------------------------------------
                                                                                                      Fiscal 1998
                                11/30/97          2/28/98           5/31/98           8/31/98           Average
                                --------          -------           -------           -------         -----------
The Palms                         92%                97%              97%               97%               96%
Crown Villa                       97%                98%              97%               97%               97%
Overland Park Place               99%                99%              99%               99%               99%
Rio Las Palmas                    88%                90%              89%               90%               89%
The Villa at Riverwood            94%                93%              95%               94%               94%
Villa Santa Barbara               96%                97%              95%               96%               96%

                            ILM II LEASE CORPORATION


Item 3.  Legal Proceedings
--------------------------

     On July 29, 1996, the Company and ILM II Holding (collectively for this
Item 3, the "Companies") terminated a property management agreement with AHC which covered the six Senior Housing Facilities leased by the Company from ILM II Holding and engaged Capital as property manager. The management agreement with AHC was terminated for cause pursuant to Sections 1.05 (a) (i), (iii) and
(iv) of the agreement. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged, among other things, that AHC willfully performed actions specifically in violation of the agreement and that such actions caused damages to the Companies.

     Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requested damages which included the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the agreement could have been terminated without cause, and recovery of attorney's fees and expenses.

     The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. ILM II had guaranteed the payment of a termination fee at issue in these proceedings to the extent that any termination fee was deemed payable by the court and in the event that the Company failed to perform pursuant to its contractual obligations under the management agreement. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM I and ILM II in the amount of $1,000,000 (the "Orders"). The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM II and Lease I filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders.

     On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was a Director of the Company and President, Chief Executive Officer and Director of ILM II, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of the Company and Lease I voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By August 31, 1998, Capital had incurred $683,000 of legal expenses in the California litigation. At August 31, 1998, the amount of legal fees either advanced to Capital or accrued in the financial statements of the Company and Lease I totaled approximately $519,000, although the final amount to be reimbursed to Capital has not yet been determined.

                            ILM II LEASE CORPORATION

--------------------------------------

     On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a settlement agreement with AHC. The Company and Lease I agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. The Company's Board of Directors believes that settling the AHC litigation is a prudent course of action because the settlement amount represents a small percentage of the increases in cash flow and value achieved for the Company and its affiliates over the past two years.

     Due to the Order, $1,000,000 had been recorded as a liability by the Company and Lease I at the end of fiscal year 1997. At August 31, 1997, a provision of $400,000 for the liability which might have resulted to the Company had been recorded as "termination fee payable" in the financial statements of the Company, with the remaining $600,000 provision recorded by Lease I. Due to the final settlement agreement, the 1997 provisions were increased by $625,000 at August 31, 1998. An additional provision of $250,000 was recorded in the financial statements of the Company with the remaining $375,000 recorded in the financial statements of Lease I. On September 4, 1998, subsequent to the end of the fiscal year, the full settlement amounts were paid to AHC and its affiliates.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     At the Annual Meeting of Shareholders held on July 28, 1998, Julien G. Redele, Jeffry R. Dwyer, and J. William Sharman, Jr., were elected to serve as Directors of the Company until the 1999 Annual Meeting, and the designation of Ernst & Young LLP as auditors for the fiscal year ending August 31, 1998, was ratified. Jeffry R. Dwyer has served as a Director since September 13, 1994, the date of incorporation of the Company. J. William Sharman, Jr., has served as a Director of the Company since September 18, 1997.

                            ILM II LEASE CORPORATION


                                     PART II

Item 5. Market for the Registrant's Shares and Related Stockholder Matters
--------------------------------------------------------------------------

     Prior to September 1, 1995, the Company was a wholly-owned subsidiary of ILM II. Pursuant to a reorganization and distribution agreement, ILM II capitalized the Company with $500,000, an amount estimated to provide the Company with necessary working capital. On September 1, 1995, MAVRICC Management Systems, Inc., as the distribution agent, caused to be issued on the stock records of the Company the distributed common stock of the Company, in uncertificated form, to the holders of record of ILM II common stock at the close of business on July 14, 1995. One share of the Company's common stock was distributed for each outstanding share of ILM II common stock. No certificates or scrip representing fractional shares of the Company's common stock were issued to holders of ILM II common stock as part of the distribution. In lieu of receiving fractional shares, each holder of ILM II common stock who would otherwise have been entitled to receive a fractional share of the Company's common stock received a cash payment equivalent to $0.14 per share for such fractional interest. At August 31, 1998, there were 3,337 record holders of the Company's shares. The shares do not trade on an established exchange and the only market that has developed is a secondary market. Although PaineWebber and others may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent.

     The Company did not pay cash dividends in fiscal years 1998, 1997 and 1996. The Company intends to review this policy during fiscal 1999, and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors.

Item 6. Selected Financial Data
-------------------------------

                                             ILM II Lease Corporation
                                   (Dollars in thousands, except per share data)

                                        For the year ended       For the year ended         For the year ended
                                         August 31, 1998          August 31, 1997            August 31, 1996
                                       ---------------------    ---------------------     ---------------------

Revenues                                      $15,524                   $14,433                   $13,201

Income (loss) before income taxes             $   (36)                  $   (67)                  $   433

Income tax expense (benefit)                  $   (14)                  $   (27)                  $   173

Net income (loss)                             $   (22)                  $   (40)                  $   260
                                            ===========                ==========                =========

Net income (loss) per share of
common stock                                  $  0.00                   $ (0.01)                  $  0.05
                                            =========                  =========                =========

Total assets                                  $ 2,733                   $ 2,126                   $ 1,935

Shares outstanding                          5,180,952                 5,180,952                 5,180,952

         The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 14 in this annual report.

                            ILM II LEASE CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

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

     The master lease agreement, which commenced on September 1, 1995, is between ILM II Holding, as owner of the properties and Lessor, and the Company, as Lessee. The master lease is a "triple-net" lease whereby the Company as the Lessee, pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM II Holding decide that any of the Senior Housing Facilities should be expanded, the master lease agreement between the Company and ILM II Holding would be amended to include such expansion. During the initial term of the master lease, which expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility), the Company is obligated to pay annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $4,035,600 per year. Beginning in January 1997, and for the remainder of the lease term, the Company is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent expense related to fiscal years 1998 and 1997 was $984,000 and $412,000, respectively.

     As noted above, the Company's master lease is scheduled to expire on December 31, 2000. Accordingly, since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM II, there is no assurance that the Company's operations will continue beyond December 2000. The master lease may be terminated earlier, however, by ILM II Holding upon 30 days notice to the Company in connection with a sale to a non-affiliated third party of the Senior Housing Facilities.

                            ILM II LEASE CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

     On July 29, 1996, the Company terminated the agreement with AHC covering six Senior Housing Facilities leased by the Company (see "Item 3. Legal Proceedings") and retained Capital to be the manager of the Senior Housing Facilities. Lawrence A. Cohen, who through July 28, 1998 served as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, until July 28, 1998, Capital was considered a related party. Under the terms of the management agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined, as well as an incentive management fee equal to 25% of the amount by which net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the management agreement.

     On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was a Director of the Company and President, Chief Executive Officer and Director of ILM II, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of the Company and Lease I voted to increase the maximum amount of the advance to Capital to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By August 31, 1998, Capital had incurred $683,000 of legal expenses in the California litigation. At August 31, 1998, the amount of legal fees either advanced to Capital or accrued in the financial statements of the Company and Lease I totaled approximately $519,000, although the final amount to be reimbursed to Capital has not yet been determined.

     Occupancy levels for the six properties which the Company leases from ILM II Holding averaged 96% for the year ended August 31, 1998. The City of Stockton has announced plans to build a railroad underpass on the street located immediately adjacent to Rio Las Palmas in Stockton, California. The City plans to use a portion of the Rio Las Palmas property for a temporary bypass during the expected 18-month construction process. Although this road construction would not directly affect facility operations, it would eliminate several parking spaces and would result in increased noise and traffic during the construction period while the traffic is re-routed closer to the facility. Negotiations with the City are currently underway to minimize any disruption to the operations of Rio Las Palmas and to secure a settlement that will pay for any damages.

     The Senior Housing Facilities have generated sufficient net cash flow to cover the base master lease payments at their current level of $4,035,600 per year since inception of the Company's operations. As noted above, the master lease also provides for the payment of variable rent beginning in January 1997. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation, as discussed further above. Accordingly, the Company had variable rental expense in fiscal years 1998 and 1997 in the amount of $984,000 and $412,000, respectively.

                            ILM II LEASE CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

     At August 31, 1998, the Company had cash and cash equivalents of $1,497,000. Such amounts will be used for the Company's working capital requirements. As noted above, under the terms of the master lease, the Lessor is responsible for any major capital improvements or structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal years 1998, 1997 and 1996. The Company intends to review this policy during fiscal 1999, and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the master lease payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

     The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

Results of Operations

1998 Compared to 1997
---------------------

     Revenues. Total revenues were $15,524,000 for the year ended August 31, 1998 compared to $14,433,000 for the year ended August 31, 1997, representing an increase of $1,091,000, or 7.6%. Rental and other income from the Company's senior housing operations increased $1,087,000 primarily as a result of improved occupancies in all markets and increases in rental rates at certain other facilities located in strong markets.

     Expenses. Total expenses were $15,560,000 in 1998 compared to $14,500,000 in 1997, representing an increase of $1,060,000, or 7.3%. This increase was principally comprised of increases in master lease rent expense of $572,000; marketing salaries, wages and expenses of $31,000; repairs and maintenance of $23,000; property management fees of $192,000; and general and administrative expenses of $701,000. These increases in expenses were offset by decreases in dietary and food service salaries, wages and expenses of $25,000; administrative salaries, wages and expenses of $138,000; other property operating expenses of $175,000; termination fee expense of $150,000 (see "Item 3, Legal Proceedings"); advisory fees of $58,000; and minor decreases in certain other expenses. The increase in master lease expense is the result of the increase in variable rents due under the Master Lease Agreement. General and administrative expense increased as a result of higher AHC litigation expenses in 1998. The increases in other operating costs cited above were the result of higher operating levels associated with improved occupancies. In addition, total charges to depreciation expense in 1998 include additional depreciation expense of $36,000 in recognition of changes in the remaining useful life for certain assets purchased in 1997 and prior to conform to the lease termination date, as such assets are not subject to repurchase by ILM II Holding.

Income tax expense. Income tax benefit decreased from $27,000 in fiscal 1997 to a $14,000 benefit in fiscal 1998. The 1997 deferred tax provision reflects a reclassification of $160,000 of current tax expense in 1997, which was ultimately determined to be deductible in 1998.

     Net income (loss). Primarily as a result of the factors discussed above, net loss decreased from a net loss of $40,000 in fiscal 1997 to a net loss of $22,000 in fiscal 1998.

                            ILM II LEASE CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

1997 Compared to 1996
---------------------

     Revenues. Total revenues were $14,433,000 for the year ended August 31, 1997, compared to $13,201,000 for the year ended August 31, 1996, representing an increase of $1,232,000 or 9.3%. Rental and other income from the Company's senior housing operations increased $1,231,000, primarily as a result of improved occupancies in all markets, in particular improvements in leasing activity at the Company's Villa Santa Barbara facility, and increases in rental rates at certain other facilities located in strong markets.

     Expenses. Total expenses were $14,500,000 in 1997 compared to $12,768,000 in 1996, representing an increase of $1,732,000, or 13.6%. This increase was principally comprised of increases in master lease expense of $412,000, dietary and food service salaries, wages and expenses of $293,000, administrative salaries, wages and expenses of $167,000, general and administrative expenses of $290,000, other property operating expenses of $196,000, as well as the $400,000 termination fee expense which was accrued in 1997 (see "Item 3, Legal Proceedings"). The increase in master lease expense is the result of variable rents due under the Master Lease Agreement for the first time in 1997. General and administrative expense increased as a result of higher AHC litigation expenses in 1997 coupled with the analysis of restructuring alternatives performed by an independent investment banking firm. The increases in other operating costs cited above were the result of higher operating levels associated with improved occupancies and the implementation of a health insurance program for property-level staff.

     Income tax expense. Income tax expense decreased from $173,000 in fiscal 1996 to a $27,000 benefit in fiscal 1997 as a result of a net loss before taxes of $67,000 as the effective income tax rate was 40% in both years.

     Net income. Primarily as a result of the factors discussed above, net income decreased from $260,000 in fiscal 1996 to a net loss of $40,000 in fiscal 1997.


Inflation
---------

     The Company completed its third full year of operations in fiscal 1998. The effects of inflation and changes in prices on the Company's operating results to date have not been significant.

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

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

     The financial statements and supplementary data are included under Item 14 of this annual report.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                            ILM II LEASE CORPORATION

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (continued)
-------------------------

FORWARD-LOOKING INFORMATION

     CERTAIN STATEMENTS INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K ("ANNUAL REPORT") CONSTITUTE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS "BELIEVES," "COULD," "MAY," "SHOULD," "ENABLE," "LIKELY," "PROSPECTS," "SEEK," "PREDICTS," "POSSIBLE," "FORECASTS," "PROJECTS," "ANTICIPATES," "EXPECTS" AND WORDS OF ANALOGOUS IMPORT AND CORRELATIVE EXPRESSIONS THEREOF, AS WELL AS STATEMENTS PRECEDED OR OTHERWISE QUALIFIED BY:
"THERE CAN BE NO ASSURANCE" OR "NO ASSURANCE CAN BE GIVEN." SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, STRATEGIES OR GOALS ALSO ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS MAY ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING, AMONG OTHER THINGS, THE COMPANY'S CASH FLOWS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION; THE CONSUMMATION OF ACQUISITION AND FINANCING TRANSACTIONS AND THE EFFECT THEREOF ON THE COMPANY'S BUSINESS, ANTICIPATED CAPITAL EXPENDITURES, PROPOSED OPERATING BUDGETS AND ACCOUNTING RESERVES; LITIGATION; PROPERTY EXPANSION AND DEVELOPMENT PROGRAMS OR PLANS; REGULATORY MATTERS; AND THE COMPANY'S PLANS, GOALS, STRATEGIES AND OBJECTIVES FOR FUTURE OPERATIONS AND PERFORMANCE. ANY SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF ASSUMPTIONS REGARDING, AMONG OTHER THINGS, GENERAL ECONOMIC, COMPETITIVE AND MARKET CONDITIONS. SUCH ASSUMPTIONS NECESSARILY ARE BASED ON FACTS AND CONDITIONS AS THEY EXIST AT THE TIME SUCH STATEMENTS ARE MADE, THE PREDICTION OR ASSESSMENT OF WHICH MAY BE DIFFICULT OR IMPOSSIBLE AND, IN ANY CASE, BEYOND THE COMPANY'S CONTROL. FURTHER, THE COMPANY'S BUSINESS IS SUBJECT TO A NUMBER OF RISKS THAT MAY AFFECT ANY SUCH FORWARD-LOOKING STATEMENTS AND ALSO COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS PARAGRAPH. MOREOVER, THE COMPANY DOES NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN GENERAL ECONOMIC, COMPETITIVE OR MARKET CONDITIONS AND DEVELOPMENTS BEYOND ITS CONTROL.

     READERS OF THIS ANNUAL REPORT ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY OF THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AND THE COMPANY MAKES ABSOLUTELY NO PROMISES, GUARANTEES, REPRESENTATIONS OR WARRANTIES AS TO THE ACCURACY THEREOF.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         There currently are three Directors of the Company. The Directors are subject to removal by the vote of the holders of a majority of the outstanding shares of the Company's common stock. The Directors are responsible for the general policies of the Company, but they are not required to personally conduct the business of the Company in their capacities as Directors.

         (a) and (b) The names and ages of the Directors and Executive Officers of the Company during fiscal 1998 are as follows:

                                                                                         Dates
         Name                               Office                         Age           of Office
         ----                               ------                         ---           ---------
         Julien G. Redele                   President and Director         63            7/28/98-present
         Jeffry R. Dwyer                    Secretary and Director         52            9/13/94*-present
         J. William Sharman, Jr.            Director                       58            9/18/97-present

         Lawrence A. Cohen                  Director                       45            9/13/94*-9/28/98
         John B. Watts, III                 Director                       45            9/13/94*-9/28/98

         * The date of incorporation of the Company.

         (c) There is no family relationship among any of the foregoing Directors or Officers. All of the foregoing Directors and Officers of the Company have been elected to serve until the Company's next annual meeting.

         (d) The business experience of each of the Directors and Executive Officers of the Company is as follows:

         Julien G. Redele is President and Director of the Company. Mr. Redele is one of the original founders of SFRE, Inc., a Dutch owned real estate investment and development firm which has served since 1963 as advisor to Dutch institutional, corporate and individual investors active in the United States. Mr. Redele serves as a Director of the Island Preservation Partnership. Mr. Redele attended Westersingel Business School, Rotterdam, where he studied economics, law and finance. Mr. Redele also presently serves as a Director of ILM II.

         Jeffry R. Dwyer is Secretary and Director of the Company. Mr. Dwyer has been a shareholder of Greenberg Traurig, which has provided legal services to the Company and its affiliates since June 1997. From 1993 to 1997, Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as Secretary and a Director of ILM I, ILM II and Lease I. Mr. Dwyer has written several law review articles and a major treatise on real estate financing and taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.

         J. William Sharman, Jr. was President and Director of the Company until July 28, 1998, when Julien G. Redele succeeded him as President. Mr. Sharman is also a Director of Lease I. Mr. Sharman is the Chairman of the Board and Chief Executive Officer of Lancaster Hotels and Resorts, Inc., Management, L.C., a hotel management company. Mr. Sharman served for ten years as Chairman of the Board and President of The Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management

                                     III-1

L.C. and Bayou Equities, Inc. Mr. Sharman serves as a Director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm. Mr. Sharman also presently serves as a Director and President of ILM I and ILM II. He has a Bachelor of Science degree from the University of Notre Dame.

         Lawrence A. Cohen served as Director of the Company from inception until July 28, 1998. In November 1996, he also became Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, which was contracted by the Company in July 1996 to perform property management services for the Senior Housing Facilities. Mr. Cohen was President and Chief Executive Officer of PaineWebber Properties Incorporated until August 1996. Mr. Cohen joined PaineWebber in January 1989 as its Executive Vice President and Director of Marketing and Sales. Mr. Cohen had also been a Director of Lease I and President, Chief Executive Officer and Director of ILM I and ILM II until July 28, 1998. Mr. Cohen received his LL.M. (in Taxation) from New York University School of Law and his J.D. degree from St. John's University School of Law. Mr. Cohen received his B.B.A. degree in accounting from George Washington University. He is a member of the New York Bar and is a Certified Public Accountant.

         John B. Watts, III was a Director of the Company and of Lease I until July 28, 1998. Mr. Watts currently directs institutional real estate acquisitions for the PNL Companies in New York. Mr. Watts was Senior Vice President and Director of Real Estate Advisory and Portfolio Management at PaineWebber, where he was employed from June 1988 to August 1996. Mr. Watts has over 19 years of experience in acquisitions, dispositions and finance of real estate and has directed the portfolios of real estate partnerships and REITs. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

         (e) Except for the Feldman litigation as discussed below, none of the current Directors and Officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a Director or Officer. On May 8, 1998, Andrew A. Feldman and Jeri Feldman, as Trustees for the Andrew A. & Jeri Feldman Revocable Trust dated September 18, 1990, commenced a purported class action on behalf of that trust and all other shareholders of ILM I and ILM II (affiliates of the Company, as previously discussed) in the Supreme Court of the State of New York, County of New York, against ILM I, ILM II and Lawrence A. Cohen, Jeffry R. Dwyer, Julien G. Redele, Carl J. Schramm and J. William Sharman, Jr. as the Directors of both corporations. The class action complaint alleges that the Directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the sale or liquidation of the assets of ILM I and ILM II, diverting certain of their assets and changing the nature of ILM I and ILM II. The complaint seeks damages in an unspecified amount, punitive damages, the judicial dissolution of ILM I and ILM II, an order requiring the Directors to take all steps to maximize shareholder value, including either an auction or liquidation, and rescinding certain agreements, and attorney's fees. On July 8, 1998, the defendants moved to dismiss the complaint on all counts.

         Subsequent to the end of the fiscal year, in an oral ruling from the bench on December 8, 1998, the Court granted the Company's dismissal motion in part and gave the plaintiffs leave to amend their complaint. In sum, the Court accepted the defendant's position that all claims relating to so-called "derivative" actions were filed improperly and were properly dismissed. In addition, the Court dismissed common law claims for punitive damages, but allowed plaintiffs 30 days to allege any claims which allegedly injured shareholders without injuring ILM II as a whole. The defendants doubt that such a cause of action could be alleged and continue to believe that this lawsuit is meritless. The defendants have directed outside counsel to continue vigorously contesting the action.

                                     III-2

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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 1998, there was compliance with all filing requirements applicable to its Officers and Directors and ten-percent beneficial holders.

Item 11. Executive Compensation

         The Company's Directors each receive annual compensation of $12,000 plus $500 for attending each Board of Directors meeting and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. Officers of the Company are not compensated.

         Lawrence A. Cohen, who was a Director of the Company until July 28, 1998, received compensation from and was an employee of Capital Senior Living Corporation, an affiliate of Capital, a related party.

         Jeffry R. Dwyer receives compensation from and is a shareholder of Greenberg Traurig, which acts as Counsel to the Company and its affiliates.

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

Item 13. Certain Relationships and Related Transactions

         Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in Item 1, PaineWebber resigned effective June 18, 1997. Under the advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received a fee in an amount equal to 0.5% of the gross operating revenue of the facilities. PaineWebber earned management fees totaling $0, $58,000 and $66,000 for the years ended August 31, 1998, 1997 and 1996, respectively. PaineWebber was reimbursed for direct expenses relating to the administration of the Company. PaineWebber performed certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Company. Included in general and administrative expenses on the accompanying statements of income for the years ended August 31, 1998, 1997 and 1996 are $0, $59,000 and $55,000, respectively, representing reimbursements to


                                     III-3

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

         The advisory relationship with PaineWebber ceased on June 18, 1997; therefore, the payment of advisory fees ceased as of that date. Other services, such as accounting, compliance, investor communications and relations, and cash management services ceased on August 31, 1997; therefore, the Company was not obligated to pay service fees past August 31, 1997 to PaineWebber.

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. As discussed in Note 1, Lawrence A. Cohen, who served as a Director of the Company as well as President, Chief Executive Officer and Director of ILM II through July 28, 1998, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. Under the Management Agreement, Capital generally is required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordination with the Company, leasing the individual units in the Senior Housing Facilities maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. ILM II has guaranteed the payment of all fees due to the terms of the Management Agreement. Capital earned property management fees from the Company of $899,000, $707,000 and $60,000 for the years ended August 31, 1998, 1997 and 1996, respectively.

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM II Holding will reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 1998 and 1997, Capital Senior Development, Inc. earned fees from the Company of $73,000 and $0, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of the Company and Lease I voted to increase the maximum amount of the advance to Capital to $100,000. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998 plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By August 31, 1998, Capital had incurred $683,000 of legal expenses in the


                                     III-4

California litigation. At August 31, 1998, $208,000 of legal fees have been either advanced or accrued in the Company's financial statements and $311,000 of legal fees have either been advanced or accrued in Lease I's financial statements for Capital's California litigation costs, although the final amount to be reimbursed to Capital has not yet been determined.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, which began acting as Counsel to the Company and its affiliates in late fiscal 1997. For the years ended August 31, 1998 and 1997, Greenberg Traurig earned fees from the Company of $153,000 and $0, respectively.

                                     III-5

                            ILM II LEASE CORPORATION

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


         (b) Exhibits:

                         See (a)(3) above.

                         The Company filed a Current Report on Form 8-K dated August 21, 1998, reporting the Company's settlement of the AHC litigation.

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

                                           ILM II LEASE CORPORATION



                                           By:  /s/ Jeffry R. Dwyer
                                                --------------------------------
                                                Jeffry R. Dwyer
                                                Chief Operating Officer
                                                (Principal Accounting Officer)




Dated: February 12, 1999
       ---------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.




By:    /s/ Jeffry R. Dwyer                  Date:  January 14, 1999
       ---------------------------                 -----------------------------
       Jeffry R. Dwyer
       Director




By:                                         Date:
       ---------------------------                 -----------------------------
       Julien G. Redele
       Director




By:    /s/ J. William Sharman, Jr.          Date:  January 7, 1998
       ---------------------------                 -----------------------------
       J. William Sharman, Jr.
       Director

                           ANNUAL REPORT ON FORM 10-K
                                  Item 14(a)(3)

                            ILM II LEASE CORPORATION


                                INDEX TO EXHIBITS

                                                                                Page Number in the Report
    Exhibit No.           Description of document                               or Other Reference
    -----------           -----------------------                               --------------------------

    (3) and (4)           Registration Statement on Form 10                     Filed with the Commission
                          of the Registrant dated July 20, 1995,                pursuant to Rule 424(c) and
                          as supplemented                                       incorporated herein by reference

    (13)                  Annual Reports to Shareholders                        No Annual Report for the year
                                                                                ended August 31, 1998 has been
                                                                                sent to the Shareholders. An
                                                                                Annual Report will be sent to the
                                                                                Shareholders subsequent to this
                                                                                filing.

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

                            ILM II LEASE CORPORATION

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

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                               Reference

    ILM II Lease Corporation:

           Report of Ernst & Young LLP, Independent Auditors                                       F-2

           Balance Sheets as of August 31, 1998 and 1997                                           F-3

           Statements of Operations for the years ended August 31, 1998, 1997 and 1996             F-4

           Statements of Changes in Shareholders' Equity for the years ended August 31,            F-5
             1998, 1997 and 1996

           Statements of Cash Flows for the years ended August 31, 1998, 1997 and 1996             F-6

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders of
ILM II Lease Corporation:

We have audited the accompanying balance sheets of ILM II Lease Corporation as of August 31, 1998 and 1997, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILM II Lease Corporation at August 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1998, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP


Dallas, Texas
October 13, 1998

                            ILM II LEASE CORPORATION


                                 BALANCE SHEETS
                            August 31, 1998 and 1997
                  (Dollars in thousands, except per share data)



                                             ASSETS
                                                                         1998          1997
                                                                       --------     --------

  Cash and cash equivalents                                             $1,497      $  1,156
  Accounts receivables, net                                                 89            55
  Accounts receivable - related party                                      102             -
  Prepaid taxes and other assets                                            50           243
  Tax refund receivable                                                    158             -
                                                                        ------      --------
           Total current assets                                          1,896         1,454

  Furniture, fixtures and equipment                                        783           486
  Less: accumulated depreciation                                          (225)          (70)
                                                                        -------     --------
                                                                           558           416

  Deposits                                                                   9             -
  Deferred tax asset                                                       270           256
                                                                        ------      --------
                                                                        $2,733      $  2,126
                                                                        ======      ========


                              LIABILITIES AND SHAREHOLDERS' EQUITY


  Accounts payable and accrued expenses                                  $ 789      $    547
  Termination fee payable                                                  650           400
  Real estate taxes payable                                                209           199
  Accounts payable - related party                                         287           152
  Security deposits                                                         25             9
                                                                        ------      --------
           Total current liabilities                                     1,960         1,307

  Deferred rent payable                                                     76           100
                                                                        ------      --------
           Total liabilities                                             2,036         1,407

  Commitments and contingencies

  Shareholders' equity:
       Common stock, $0.01 par value, 20,000,000 shares
         authorized, 5,180,952 shares issued and outstanding                52            52
       Additional paid-in capital                                          448           448
       Retained earnings                                                   197           219
                                                                        ------      --------
           Total shareholders' equity                                      697           719
                                                                        ------      --------
                                                                        $2,733      $  2,126
                                                                       =======      ========


                             See accompanying notes.

                            STATEMENTS OF OPERATIONS
               For the years ended August 31, 1998, 1997 and 1996
                  (Dollars in thousands, except per share data)

                                                               1998                  1997                 1996
                                                             ---------             --------             --------

  Revenues:
    Rental and other income                                  $  15,481             $ 14,394             $ 13,163
    Interest income                                                 43                   39                   38
                                                             ---------             --------             --------
                                                                15,524               14,433               13,201

  Expenses:
    Master lease rent expense                                    4,988                4,416                4,004
    Dietary, salaries, wages and food service
     expenses                                                    2,677                2,702                2,409
    Administrative salaries, wages and expenses                  1,090                1,228                1,061
    Marketing salaries, wages and expenses                         688                  657                  684
    Utilities                                                    1,045                1,051                1,008
    Repairs and maintenance                                        554                  531                  597
    Real estate taxes                                              506                  511                  508
    Property management fees                                       899                  707                  720
    Other property operating expenses                            1,433                1,608                1,412
    General and administrative                                   1,276                  575                  285
    Termination fee expense                                        250                  400                    -
    Advisory fees                                                    -                   58                   66
    Depreciation expense                                           154                   56                   14
                                                             ---------             --------             --------
                                                                15,560               14,500               12,768
                                                             ---------             --------             --------

  Income (loss) before income taxes                                (36)                 (67)                 433

  Income tax expense (benefit):
    Current                                                          -                  191                  211
    Deferred                                                       (14)                (218)                 (38)
                                                             ---------             --------             --------
                                                                   (14)                 (27)                 173
                                                             ---------             --------             --------

  Net income (loss)                                          $     (22)            $    (40)            $    260
                                                             =========             ========             ========

  Net income (loss) per share of common stock                $    0.00             $  (0.01)            $   0.05
                                                             =========             ========             ========

  The above net income (loss) per share of common stock is based upon the weighted average number of shares outstanding for the year ended August 31, 1998, 1997 and 1996, of 5,180,952.


                             See accompanying notes.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the years ended August 31, 1998, 1997 and 1996
                  (Dollars in thousands, except per share data)


                                                     Common Stock
                                                    $.01 Par Value               Additional
                                              ---------------------------         Paid-in          Retained
                                               Shares               Amount        Capital          Earnings           Total
                                              ---------             -----         ------           -------           ------

    Balance at August 31, 1995                   15,000             $   -         $    1           $    (1)          $    -

    Issuance of common stock                  5,165,952                52            447                 -              499

    Net income                                        -                 -              -               260              260
                                              ---------             -----         ------           -------           ------

    Balance at August 31, 1996                5,180,952                52            448               259              759

    Net loss                                          -                 -              -               (40)             (40)
                                              ---------             -----         ------           -------           ------

    Balance at August 31, 1997                5,180,952                52            448               219              719

    Net loss                                          -                 -              -               (22)             (22)
                                              ---------             -----         ------           -------           ------


    Balance at August 31, 1998                5,180,952             $  52         $  448           $   197           $  697
                                              =========             =====         ======           =======           ======



                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1998, 1997 and 1996
                                 (In thousands)


                                                            1998       1997       1996
                                                           -------    -------    -------
Cash flows from operating activities:
   Net income (loss)                                       $   (22)   $   (40)   $   260
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities
     Depreciation expense                                      154         56         14
     Deferred taxes                                            (14)      (218)       (38)
     Changes in assets and liabilities:
       Accounts receivable, net                                (34)         5         (5)
       Prepaid taxes and other assets                          193       (125)      (118)
       Income tax refund receivable                           (158)         -          -
       Accounts receivable - related party                    (102)       (55)         -
       Accounts payable and accrued expenses                   242        196        503
       Accounts payable - related party                        135       (327)       327
       Termination fee payable                                 250        400          -
       Real estate taxes payable                                10         (4)       203
       Security deposits, net                                    8         (3)        12
       Deferred rent payable                                   (24)       (31)       131
                                                           -------    -------    -------
           Net cash provided by (used in) operating            638       (146)     1,289
             activities                                    -------    -------    -------

Cash flows from investing activities:
     Additions to furniture, fixtures and equipment           (297)      (289)      (197)
                                                           -------    -------    -------
           Net cash used in investing activities              (297)      (289)      (197)
                                                           -------    -------    -------

Cash flows from financing activities:
     Proceeds from issuance of common stock                      -          -        499
                                                           -------    -------    -------
           Net cash provided by financing activities             -          -        499
                                                           -------    -------    -------

Net increase (decrease) in cash and cash equivalents           341       (435)     1,591

Cash and cash equivalents, beginning of period               1,156      1,591          -
                                                           -------    -------    -------

Cash and cash equivalents, end of period                   $ 1,497    $ 1,156    $ 1,591
                                                           =======    =======    =======

Supplemental disclosure:

Cash paid during the period for income taxes               $   116    $   288    $   220
                                                           =======    =======    =======


                             See accompanying notes.

                            ILM II LEASE CORPORATION
                          Notes to Financial Statements

1.   Organization, Restructuring, and Nature of Operations

         ILM II Lease Corporation ("the Company") was organized as a corporation on September 12, 1994 under the laws of the state of Virginia. Through August 31, 1995, the Company had no significant operations. The Company was formed by ILM II Senior Living, Inc. ("ILM II"), formerly PaineWebber Independent Living Mortgage Inc. II, to operate six rental housing projects that provide independent-living and assisted-living services for independent senior citizens ("the Senior Housing Facilities") under a master lease agreement. ILM II initially made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM II were merged into ILM II Holding, Inc. ("ILM II Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement which was assigned to the Company as of September 1, 1995. As discussed further in Note 6, the agreement with AHC was terminated in July 1996.

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

         The Company's sole business is the operations of the Senior Housing Facilities. The Company leases the Senior Housing Facilities from ILM II Holding, a majority-owned and consolidated affiliate of ILM II which currently holds title to the Senior Housing Facilities, pursuant to a master lease which commenced on September 1, 1995 and expires on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility) (see Note 5). In July 1996, the Company terminated the property management agreement with AHC and entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. Since November 1996, Lawrence A. Cohen, who served as a Director of the Company and President, Chief Executive Officer and Director of ILM I and ILM II until July 28, 1998, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. As a result, through July 28, 1998, the Management Agreement with Capital was considered a related party transaction (see Note 3).

2.   Use of Estimates and Summary of Significant Accounting Policies

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1998 and 1997 and revenues and expenses for the years ended August 31, 1998, 1997 and 1996. Actual results could differ from the estimates and assumptions used.

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)


2.   Use of Estimates and Summary of Significant Accounting Policies (continued)

         Furniture, fixtures and equipment are carried at the lower of cost, reduced by accumulated depreciation, or fair value in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." Depreciation expense was provided on a straight-line basis using an estimated useful life of 3 to 5 years. In 1998, the Company changed the estimated useful lives of its assets to the lease termination date of December 31, 2000, as such assets are not subject to repurchase by ILM II Holding. This increased depreciation expense by $36,000.

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

         The Company's policy is to expense all advertising costs as incurred. Advertising expenses were $688,000 $657,000 and $684,000 for the years ended August 31, 1998, 1997 and 1996, respectively.

         The cash and cash equivalents, receivables, accounts payable and accrued liabilities appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of August 31, 1998 due to the short-term nature of these instruments.

         Income tax expense is provided for using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

         For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

         The Financial Accounting Standards Board issued, Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, all effective for fiscal 1998. Statement No. 130 requires reporting and display of comprehensive income and its components in the financial statements. Statement No. 131 requires reporting about operating segments and other disclosures about the business in its annual and interim financial statements. The Company does not believe adoption of these new Statements will have a material impact on its financial statements.

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

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)


3.   Related Party Transactions (continued)

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

         PaineWebber received a base fee in an amount equal to 0.5% of the gross operating revenues of the Senior Housing Facilities operated by the Company as compensation for its services. This fee amounted to $0, $58,000 and $66,000 for the years ended August 31, 1998, 1997 and 1996, respectively. In addition, PaineWebber is entitled to reimbursement for expenses incurred in providing certain financial, accounting and investor communication services to the Company. Included in general and administrative expense for the year ended August 31, 1998, 1997 and 1996, are $0, $59,000 and $55,000,
     respectively, representing reimbursements to PaineWebber for providing such services to the Company. In performing its services under the Advisory Agreement, PaineWebber was required to pay certain employment expenses of its personnel, certain expenses of employees and agents of PaineWebber and of directors, officers and employees of the Company who are also employees of PaineWebber or its affiliates, and certain of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. The Company was responsible for reimbursing out-of-pocket expenses of directors, officers and employees of the Company incurred by them exclusively in such capacity and for all other costs of its operations.

         At a meeting of the Boards of Directors of ILM II and an affiliated entity, ILM Senior Living, Inc. ("ILM I") on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities operated by the Company and held by ILM II as well as the Senior Housing Facilities held by an affiliated entity, ILM Senior Living, Inc. ("ILM I"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the Senior Housing Facilities held by ILM I and ILM II for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities operated by the Company under its master lease with ILM II Holding would represent approximately $52 million of this amount. After taxes and closing costs, net proceeds to ILM II would equal approximately $48 million or approximately $9.36 per share of ILM II common stock. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM II in evaluating PaineWebber's proposal, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company, ILM I and ILM II, and their affiliates. Following a comprehensive analysis, the investment banking firm recommended that PaineWebber's proposal should be declined and that instead investigation of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of ILM I and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of ILM I and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate ILM I and ILM II on the suggested terms several years prior to their scheduled termination dates.

         PaineWebber indicated to the Board in its January 10, 1997 proposal that it would not wish to continue to serve as advisor to ILM I, ILM II and their affiliates if they declined to accept PaineWebber's proposal. ILM I and ILM II accepted the resignation of PaineWebber effective June 18, 1997. PaineWebber agreed to continue

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)


3.   Related Party Transactions (continued)

     to provide certain administrative services to ILM I, ILM II and their affiliates through August 31, 1997, pursuant to the terms of a transition services agreement entered into with ILM I, ILM II and their affiliates. The Company, ILM I, ILM II, and their affiliates also accepted, effective June 18, 1997, the resignations of those Officers and Directors who were employees or otherwise affiliated with PaineWebber.

         The Company and ILM II are continuing to review various strategic alternatives to maximize shareholder value and liquidity and have engaged professional financial and legal advisors to formulate and present plans and proposals for consideration by the Board. Although no definitive plans, arrangements or understandings have been agreed to at this time, ILM II is actively reviewing the feasibility of a variety of financial transactions and proposals, including the reorganization of the ownership of the Senior Housing Facilities, business combinations with third parties and the sale of ILM I by means of cash and or stock-for-stock merger. There can be no assurance that any definitive transaction will be formulated, agreed to or consummated.

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. As discussed in Note 1, since November 1996, Lawrence A. Cohen, who served as a Director of the Company as well as President, Chief Executive Officer and Director of ILM II through July 28, 1998, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital. Under the Management Agreement, Capital generally is required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordinating with the Company, leasing the individual units in the Senior Housing Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Capital earned property management fees from the Company of $899,000, $707,000 and $60,000 for the years ended August 31, 1998, 1997 and 1996, respectively.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of the Company and Lease I voted to increase the maximum amount of the advance to Capital to $100,000. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998 plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By August 31, 1998, Capital had incurred $683,000 of legal expenses in the California litigation. At August 31, 1998, $208,000 of legal fees have been either advanced or accrued in the Company's financial statements and

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)


3.   Related Party Transactions (continued)

     $311,000 of legal fees have either been advanced or accrued in Lease I's financial statements for Capital's California litigation costs, although the final amount to be reimbursed to Capital has not yet been determined.

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM II Holding will reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 1998 and 1997, Capital Senior Development, Inc. earned fees from the Company of $73,000 and $0, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, which began acting as Counsel to the Company and its affiliates in late fiscal 1997. For the years ended August 31, 1998 and 1997, Greenberg Traurig earned fees from the Company of $153,000 and $0, respectively.

         Accounts receivable - related party at August 31, 1998 is an insurance refund due to the Company from Lease I in the amount of $102,000 ($0 in 1997). Accounts payable - related party at August 31, 1998 and 1997 includes $287,000 and $152,000, respectively, for variable rent due to ILM II Holding.

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

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)


5.   The Master Lease Agreement (continued)

         Descriptions of the properties covered by the master lease between the Company and ILM II Holding are summarized as follows:

                                                                    Rentable       Resident            Date of
         Name                          Location                      Units         Capacity        Construction (1)
         ----                          --------                      -----         --------        ----------------

         The Palms                     Fort Myers, FL                  205            255             October 1988
         Crown Villa                   Omaha, NE                        73             73             January 1992
         Overland Park Place           Overland Park, KS               140            153                June 1984
         Rio Las Palmas                Stockton, CA                    164            190                June 1988
         The Villa at Riverwood        St. Louis County, MO            120            140                June 1985
         Villa Santa Barbara (2)       Santa Barbara, CA               125            125                June 1979

         (1) Date initial construction was completed.

         (2) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, Lease I. The Company has entered into an agreement with Lease I regarding such joint tenancy. Lease I was formed for similar purposes as the Company by an affiliated REIT, ILM I, a subsidiary of which owns 25% of the Villa Santa Barbara property. The portion of the Facility leased by the Company represents 75% of the total project. Villa Santa Barbara is owned 25% by ILM Holding, Inc. and 75% by ILM II Holding, Inc., a majority-owned and consolidated subsidiary of ILM II.

         During the term of the master lease, the Company is obligated to pay annual base rent for the Senior Housing Facilities. For calendar year 1996 and subsequent years, the annual base rent is $4,035,600, allocated as follows: $966,439 for the Florida Facility, $615,240 for the Nebraska Facility, $819,074 for the Kansas Facility, $672,576 for the Stockton, California Facility, $482,098 for the Missouri Facility and $480,173 for the Santa Barbara, California Facility. The master lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. In addition, beginning in January 1997 and for the remainder of the lease term, the Company is also obligated to pay variable rent for each Senior Housing Facility. Such variable rent is payable quarterly and equals 40% of the excess, if any, of the aggregate total revenues for the Facilities, on an annualized basis, over $13,021,000. Variable rental expense related to fiscal years 1998 and 1997 was $984,000 and $412,000, respectively.

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

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)


6.   Legal Proceedings and Contingencies

         A management agreement between ILM II Holding and AHC which covered the management of all six Senior Housing Facilities was assigned to the Company effective September 1, 1995. On July 29, 1996, the Company and ILM II Holding ("the Companies") terminated the property management agreement with AHC. The management agreement was terminated for cause pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM II Holding alleged, among other things, that AHC willfully performed actions specifically in violation of the agreement and that such actions caused damages to the Companies.

         Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic state of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleged that the agreement was wrongfully terminated for cause and requested damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. ILM II had guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee would be deemed payable by the court and in the event that the Company fails to perform pursuant to its contractual obligations. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM I and ILM II in the amount of $1,000,000 (the "Orders"). The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM II and Lease I filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the Orders.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to federal district court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $227,000 as of August 31, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital in the California litigation. Subsequently, the Boards of the Company and Lease I voted to increase the maximum amount of the advance to Capital to $100,000. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998 plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By August 31, 1998, Capital had incurred $683,000 of legal expenses in the California litigation. At August 31, 1998, $208,000 of legal fees have been either advanced or accrued in the Company's financial statements and $311,000 of legal fees have either been advanced or accrued in Lease I's financial statements for Capital's California litigation costs, although the final amount to be reimbursed to Capital has not yet been determined.

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)


6.   Legal Proceedings and Contingencies (continued)

         On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a settlement agreement with AHC. The Company and Lease I agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims, including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. The Company's Board of Directors believes that settling the AHC litigation is a prudent course of action because the settlement amount represents a small percentage of the increases in cash flow and value achieved for the Company and its affiliates over the past two years.

         Due to the Order, $1,000,000 had been recorded as a liability by the Company and Lease I at the end of fiscal year 1997. At August 31, 1997, a provision of $400,000 for the liability which might have resulted to the Company had been recorded on the Company's financial statements as "termination fee payable" with the remaining $600,000 provision recorded on the financial statements of Lease I. Due to the final settlement agreement, the 1997 provisions were increased by $625,000 at August 31, 1998, with an additional $250,000 recorded on the financial statements of the Company and the remaining $375,000 recorded on the financial statements of Lease I. Subsequent to the end of the fiscal year, on September 4, 1998, the full settlement amounts were paid to AHC and its affiliates.

7.   Federal Income Taxes

         The Company is taxable as a regular C corporation and, therefore, its income is subject to tax at the federal and state levels. The Company reports on a calendar year for tax purposes. Income taxes at the appropriate statutory rates have been provided for in the accompanying financial statements.

         Deferred income tax benefit reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of August 31, 1998 and 1997, are comprised of the following amounts (in thousands):

                                                                                 1998           1997
                                                                                -------        -------

                  Deferred tax asset - straight-line rent expense                 $28            $40
                  Deferred tax asset - book over tax depreciation                  44             11
                  Deferred tax asset - book over tax amortization                  30             45
                  Deferred tax asset - termination fee                              -            160
                  Net operating loss carryforward (expires 2013)                  168              -
                                                                                 ----           ----
                       Net deferred tax asset                                    $270           $256
                                                                                 ====           ====

         The 1997 deferred tax provision reflects a reclassification of $160,000 of current tax expense in 1997 which was ultimately determined to be deductible in 1998.

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)


7.   Federal Income Taxes (continued)

         The components of income tax expense (benefit) for fiscal 1998, 1997 and 1996 are as follows (in thousands):

                                         1998     1997     1996
                                        -----    -----    -----
                  Current:
                     Federal             $  -    $ 162    $ 179
                     State                  -       29       32
                                        -----    -----    -----
                       Total current        -      191      211
                                        -----    -----    -----

                  Deferred:
                     Federal              (12)    (185)     (32)
                     State                 (2)     (33)      (6)
                                        -----    -----    -----
                       Total deferred     (14)    (218)     (38)
                                        -----    -----    -----
                                        $ (14)   $ (27)   $ 173
                                        =====    =====    =====

         The reconciliation of income tax computed for fiscal 1998, 1997 and 1996, at U.S. federal statutory rates to income tax expense (benefit) is as follows (in thousands):

                                                             1998                 1997                1996
                                                      ---------------       --------------       --------------

                  Tax at U.S. statutory rates          (12)     (34%)       $(23)    (34%)       $147       34%
                  State income taxes, net
                     of federal tax benefit             (2)      (6%)         (4)     (6%)         26        6%
                                                      ----      ----        ----     ----        ----       ---
                                                      $(14)     (40%)       $(27)    (40%)       $173       40%
                                                      ====      ====        ====     ====        ====       ===


8.   Year 2000 (Unaudited)

         The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

9.   Subsequent Events

         On February 11, 1999, the Company's Board of Directors elected Jeffry
     R. Dwyer to the office of Chief Operating Officer.