Form 10-Q
period 1998-11-30
ILM II LEASE CORP
filed 1999-02-24
CIK 932092

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For quarterly period ended November 30, 1998
                                             -----------------

                                       OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____to____.


                         Commission File Number: 0-25880
                                                 -------


                            ILM II LEASE CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)


          Virginia                                             04-3248639
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


28 State Street, Suite 1100, Boston, MA                           02109
---------------------------------------                        ----------
(Address of principal executive office)                        (Zip Code)


Registrant's telephone number, including area code:          (888) 257-3550
                                                      --------------------------


           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
Title of each class                                          which registered
-------------------                                     ------------------------
       None                                                      None


           Securities registered pursuant to Section 12(g) of the Act:

                      Shares Of Common Stock $.01 Par Value
                      -------------------------------------
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No  X
                                        ---    ---

Shares of common stock outstanding as of November 30, 1998:  5,180,952.


================================================================================

                            ILM II LEASE CORPORATION

                                      INDEX


                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets
                  November 30, 1998 (Unaudited) and August 31, 1998............................................3

                  Statements of Income
                  For the three-month periods ended November 30, 1998 and 1997 (Unaudited).....................4

                  Statements of Changes in Shareholders' Equity
                  For the three months ended November 30, 1998 and 1997 (Unaudited)............................5

                  Statements of Cash Flows
                  For the three months ended November 30, 1998 and 1997 (Unaudited)............................6

                  Notes to Financial Statements (Unaudited).................................................7-11

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...............................................................................12-14

Part II.  Other Information...................................................................................15

         Item 6.  Exhibits and Reports on Form 8-K............................................................15

Signatures....................................................................................................16

                            ILM II LEASE CORPORATION

                                 BALANCE SHEETS
               November 30, 1998 (Unaudited) and August 31, 1998
                (Dollars In thousands, except per share amounts)



                                     ASSETS
                                     ------

                                                                     November 30, 1998           August 31, 1998
                                                                     -----------------           ---------------
Cash and cash equivalents                                                  $  881                    $1,497
Accounts receivable, net                                                      173                        89
Accounts receivable - related party                                           102                       102
Prepaid expenses and other assets                                              73                        50
Tax refund receivable                                                           3                       158
                                                                           ------                    ------
      Total current assets                                                  1,262                     1,896

Furniture, fixtures and equipment                                             854                       783
      Less:  accumulated depreciation                                        (271)                     (225)
                                                                           ------                    ------
                                                                              583                       558

Deposits                                                                        9                         9
Deferred tax asset                                                            198                       270
                                                                           ------                    ------
                                                                           $2,052                    $2,733
                                                                           ======                    ======


                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

Accounts payable and accrued expenses                                      $  701                    $  789
Termination fee payable                                                        --                       650
Real estate taxes payable                                                       3                       209
Accounts payable - related party                                              447                       287
Security deposits                                                              29                        25
                                                                           ------                    ------
      Total current liabilities                                             1,180                     1,960

Deferred rent payable                                                          69                        76
                                                                           ------                    ------
      Total liabilities                                                     1,249                     2,036

Shareholders' equity:
       Common stock, $0.01 par value, 20,000,000 shares
           authorized 5,180,952 issued and outstanding                         52                        52
       Additional paid-in capital                                             448                       448
       Retained earnings                                                      303                       197
                                                                           ------                    ------
              Total shareholders' equity                                      803                       697
                                                                           ------                    ------
                                                                           $2,052                    $2,733
                                                                           ======                    ======

                             See accompanying notes.

                            ILM II LEASE CORPORATION

                              STATEMENTS OF INCOME
    For the three-month periods ended November 30, 1998 and 1997 (Unaudited)
                (Dollars In thousands, except per share amounts)



                                                                                        Three Months Ended
                                                                                           November 30
                                                                                           -----------
                                                                                         1998         1997
                                                                                         ----         ----
Revenues:
   Rental and other income                                                              $4,037       $3,732
   Interest income                                                                           3            5
                                                                                        ------       ------
                                                                                         4,040        3,737
                                                                                        ------       ------
Expenses:
   Facilities lease  rent expense                                                        1,311        1,192
   Dietary salaries, wages and food service expenses                                       691          662
   Administrative salaries, wages and expenses                                             282          283
   Marketing salaries, wages and expenses                                                  170          167
   Utilities                                                                               274          269
   Repairs and maintenance                                                                 129          120
   Real estate taxes                                                                       134          115
   Property management fees                                                                224          205
   Other property operating expenses                                                       359          352
   General and administrative expenses                                                      64           43
   Directors compensation                                                                   13           16
   Professional fees                                                                       165          122
   Depreciation expense                                                                     46           23
                                                                                        ------       ------
                                                                                         3,862        3,569
                                                                                        ------       ------

Income before taxes                                                                        178          168

Income tax expense:
   Current                                                                                  --           59
   Deferred                                                                                 72            8
                                                                                        ------       ------
                                                                                            72           67
                                                                                        ------       ------

Net income                                                                              $  106       $  101
                                                                                        ======       ======

Basic earnings per share of common stock                                                $ 0.02       $ 0.02
                                                                                        ======       ======


The above earnings per share of common stock is based upon the 5,180,952 shares outstanding for each period.


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
       For the three months ended November 30, 1998 and 1997 (Unaudited)
                  (Dollars In thousands, except per share data)



                                                  Common Stock
                                                 $.01 Par Value             Additional
                                                 --------------              Paid-in        Retained
                                               Shares        Amount          Capital        Earnings      Total
                                               ------        ------          -------        --------      -----
Balance at August 31, 1997                    5,180,952        $52             $448            $219        $719

Net income                                           --         --               --             101         101
                                              ---------        ---             ----            ----        ----
Balance at November 30, 1997                  5,180,952        $52             $448            $320        $820
                                              =========        ===             ====            ====        ====


Balance at August 31, 1998                    5,180,952        $52             $448            $197        $697

Net income                                           --         --               --             106         106
                                              ---------        ---             ----            ----        ----
Balance at November 30, 1998                  5,180,952        $52             $448            $303        $803
                                              =========        ===             ====            ====        ====


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 1998 and 1997 (Unaudited)
                             (Dollars In thousands)



                                                                            Three Months Ended
                                                                                November 30
                                                                                -----------
                                                                           1998             1997
                                                                           ----             ----
Cash flows from operating activities:
    Net income                                                            $  106           $  101
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
        Depreciation expense                                                  46               23
        Deferred tax expense (benefit)                                        72               (7)
        Changes in assets and liabilities:
             Accounts receivable, net                                        (84)              52
             Accounts receivable - related party                              --             (391)
             Prepaid expenses and other assets                               (23)              69
             Tax refund receivable                                           125               --
             Accounts payable and accrued expenses                           (88)             122
             Accounts payable - related party                                160            1,198
             Termination fee payable                                        (650)              --
             Real estate taxes payable                                      (206)            (199)
             Security deposits                                                 4               --
             Deferred rent payable                                            (7)              (8)
                                                                          ------           ------
                   Net cash (used in) provided by operating activities      (545)             960
                                                                          ------           ------

Cash flows from investing activities:
    Additions to furniture, fixtures and equipment                           (71)             (29)
                                                                          ------           ------
                   Net cash used in investing activities                     (71)             (29)
                                                                          ------           ------

Net increase (decrease) in cash and cash equivalents                        (616)             931

Cash and cash equivalents, beginning of period                             1,497            1,156
                                                                          ------           ------

Cash and cash equivalents, end of period                                  $  881           $2,087
                                                                          ======           ======


Supplemental disclosure:
------------------------

Cash paid during the period for state income taxes                        $   --           $   --
                                                                          ======           ======


                             See accompanying notes.

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)


1.   General
     -------

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in ILM II Lease Corporation's ("the Company") Annual Report on Form 10-K for the year ended August 31, 1998. In the opinion of management, the accompanying interim financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 1998 and August 31, 1998, and revenues and expenses for the three-month periods ended November 30, 1998 and 1997. Actual results could differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the three-month period ended November 30, 1998, are not necessarily indicative of the results to be expected for the full year.

         The Company was incorporated on September 12, 1994 under the laws of the state of Virginia by ILM II Senior Living, Inc., a Virginia finite-life corporation ("ILM II"), formerly PaineWebber Independent Living Mortgage Inc. II, to operate six rental housing projects that provide independent-living and assisted-living services for senior citizens ("the Senior Housing Facilities") under a facilities lease agreement dated September 1, 1995 (the "Facilities Lease Agreement"), between the Company, as lessee, and ILM II Holding, Inc. ("ILM II Holding"), as lessor, and a direct subsidiary of the Company. The Company's sole business is the operations of the Senior Housing Facilities. ILM II made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, these property owning subsidiaries were merged into ILM II Holding. As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement, which was assigned to the Company as of September 1, 1995 and subsequently terminated in July 1996. The Company is a public company subject to the reporting obligations of the Securities and Exchange Commission.

         In July 1996, following termination of the property management agreement with AHC, the Company entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served as Vice Chairman and Chief Financial officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. As a result, through July 28, 1998, the Management Agreement with Capital was considered a related party transaction (see Note 3).

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)


2.   The Facilities Lease Agreement
     ------------------------------

         ILM II Holding (the "Lessor") leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease is scheduled to expire on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility), unless earlier terminated at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. The lease is accounted for as an operating lease in the Company's financial statements.

         Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM II Holding are summarized as follows:


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


     (1) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM I Lease Corporation ("Lease I"). The Company has entered into an agreement with Lease I regarding such joint tenancy. Lease I was formed for similar purposes as the Company by an affiliated REIT, ILM Senior Living, Inc. ("ILM I"), a subsidiary of which owns 25% of the Villa Santa Barbara property. The portion of the Senior Housing Facility leased by the Company represents 75% of the total project. Villa Santa Barbara is 25% owned by ILM Holding Inc. and 75% by ILM II Holding, Inc., a direct subsidiary of ILM II. Upon the sale of ILM I or ILM II, arrangements would be made to transfer the Santa Barbara facility to the non-selling joint tenant (or one of its subsidiaries).

         Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $4,035,600. The lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent expense amounted to $310,000 and $191,000 for the three-month periods ended November 30, 1998 and 1997, respectively.

         The Company's use of the properties is limited to use as Senior Housing Facilities. The Company has responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each Senior Housing Facility, and to use and maintain each Senior Housing Facility in compliance with all local board of health and other applicable governmental and insurance regulations. The Senior Housing Facilities

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)


2.   The Facilities Lease Agreement (continued)
     ------------------------------------------

     located in California, Florida and Kansas are licensed by such states to provide assisted living services. Also, various health and safety regulations and standards, which are enforced by state and local authorities, apply to the operation of all the Senior Housing Facilities. Violations of such health and safety standards could result in fines, penalties, closure of a facility, or other sanctions.

    Recent Developments
    -------------------

         On February 7, 1999, ILM II entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. Consummation of the merger is presently anticipated in October 1999. In connection with the merger, ILM II has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

3.   Related Party Transactions
     --------------------------

         Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in the Company's Annual Report, PaineWebber resigned effective as of June 18, 1997.

         The Company has retained Capital to be the property manager of the Senior Housing Facilities pursuant to the Management Agreement, which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company as well as President, Chief Executive Officer and Director of ILM II, has also served as Vice Chairman and Chief Financial Officer of Capital Senior Living Corporation, an affiliate of Capital, since November 1996. The Management Agreement is co-terminous with the Facilities Lease Agreement. If, for any reason, the Facilities Lease Agreement is extended beyond December 31, 2000, the scheduled expiration date of the Management Agreement would be extended as well, but not beyond July 29, 2001. There is no present intention to extend the term of the Facilities Lease Agreement or the term of the Management Agreement (see "Recent Developments" in Note 2). Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the "net cash flow" of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the three-month periods ended November 30, 1998 and 1997, Capital earned property management fees from the Company of $224,000 and $205,000, respectively.

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)


3.   Related Party Transactions (continued)
     --------------------------------------

     these potential expansions including fees to Capital Senior Development, Inc. For the three-month periods ended November 30, 1998 and 1997, Capital Senior Development, Inc. earned fees from the Company of $0 and $40,000, respectively for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the three-month periods ended November 30, 1998 and 1997, Greenberg Traurig earned fees from the Company of $34,000 and $36,000, respectively.

         Accounts receivable - related party at November 30, 1998 and August 31, 1998 includes an insurance refund due to the Company from Lease I in the amount of $102,140. Accounts payable - related party at November 30, 1998 and August 31, 1998 includes $447,000 and $152,000, respectively, for base rent and variable rent due to ILM II Holding.

4.   Legal Proceedings and Contingencies
     -----------------------------------

         A property management agreement between ILM II Holding and AHC, which covered the management of all six Senior Housing Facilities, was assigned to the Company effective September 1, 1995. On July 29, 1996, the Company and ILM II Holding ("the Companies") terminated the property management agreement with AHC. The management agreement was terminated for "cause" pursuant to the terms of the contract. Simultaneously with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Company and ILM II Holding alleged, among other things, that AHC willfully performed actions specifically in violation of the management agreement and that such actions caused damages to the Companies.

         Due to the termination of the agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic State of California. The Companies challenged the filing, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleged that the agreement was wrongfully terminated for cause and requested damages, which included the payment of a termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses. The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. ILM II had guaranteed the payment of the termination fee at issue in these proceedings to the extent that any termination fee would be deemed payable by the court and in the event that the Company failed to perform pursuant to its contractual obligations. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM II and ILM I in the aggregate amount of $1,000,000 (the "Orders"). The Orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM II, and Lease I filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the orders.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, and others alleging that the defendants intentionally interfered with AHC's property agreement with ILM II Holding by inducing ILM II Holding to terminate the agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)


4.   Legal Proceedings and Contingencies (continued)
     -----------------------------------------------

     California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $228,000 as of November 30, 1998. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital and its affiliates in the California litigation. Subsequently, the Boards of the Company and Lease I voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. At November 30, 1998, $293,553 of legal fees have been either advanced or accrued in the Company's financial statements and $317,000 of legal fees have been either advances or accrued in Lease I's financial statements for Capital's litigation costs, although the final amount to be reimbursed to Capital has not yet been determined.

          On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a settlement agreement with AHC. The Company and Lease I agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims, including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. The Company's Board of Directors believed that settling the AHC litigation was a prudent course of action because the settlement amount represented a small percentage of the increases in cash flow and value achieved for the Company and its affiliates over the past two years.

          On September 4, 1998, the full settlement amounts were paid to AHC and its affiliates with the Company paying $650,000 and Lease I paying $975,000 to AHC and its affiliates.

5.   Subsequent Event
     ----------------

          On February 11, 1999, the Company's Board of Directors elected Jeffry
     R. Dwyer to the office of Chief Operating Officer.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

    The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM II Holding decide that any of the Senior Housing Facilities should be expanded, the Facilities Lease Agreement between the Company and ILM II Holding would be amended to include such expansion. Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for use of all the Senior Housing Facilities in the aggregate amount of $4,035,600. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. For the three-month period ended November 30, 1998 and 1997, variable rent expense was $310,000 and $191,000, respectively.

    The Facilities Lease Agreement is scheduled to expire on December 31, 2000 (December 31, 1999, with respect to Santa Barbara). This period coincides with the present corporate finite-life of ILM II. Accordingly, since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM II, there is no assurance that the Company's operations will continue beyond December 2000. Moreover, the Facilities Lease Agreement is subject to termination at any time by ILM II Holding upon 30 days' notice to the Company in connection with the sale to a non-affiliated third party of the Senior Housing Facilities.

Recent Developments

    On February 7, 1999, ILM II entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. Consummation of the merger is presently anticipated in October 1999. In connection with the merger, ILM II has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

Liquidity and Capital Resources

    Occupancy levels for the six properties which the Company leases from ILM II Holding averaged 96% and 94%, respectively, for the three-month periods ended November 30, 1998 and 1997. Base rent payments of $4,035,600 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues, which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM II Holding.

    At November 30, 1998, the Company had cash and cash equivalents of $881,000 compared to $1,497,000 at August 31, 1998. The decrease of $616,000 is primarily attributable to the September 4, 1998, payment of the AHC litigation settlement of $650,000 (see Note 4). Remaining amounts of cash will be used for the Company's working capital requirements. As noted above, under the terms of the Facilities Lease Agreement, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal 1998, 1997 or 1996.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Liquidity and Capital Resources (continued)

The Company intends to review this policy during fiscal 1999 and may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flows from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

Year 2000

    The Company relies upon PC-based systems and does not expect to incur material costs to transition to Year 2000 compliant systems in its internal operations. The Company does not expect this project to have a significant effect on operations. The Company will continue to implement systems and all new investments are expected to be with Year 2000 compliant software.

Results of Operations

Three Months Ended November 30, 1998 versus Three Months Ended November 30, 1997

Revenues

Total revenues were $4,040,000 for the quarter ended November 30, 1998 compared to $3,737,000 for the same period of the prior year, representing an increase of $303,000, or 8.1%, primarily as a result of improved occupancies and increased rental rates at certain of the facilities located in strong markets.

Expenses

Total expenses were $3,862,000 for the quarter ended November 30, 1998 compared to $3,569,000 for the same period of the prior year representing an increase of $293,000 or 8.2%. This increase was primarily attributable to an increase in Facilities lease rent expense of $119,000. The increase in Facilities lease rent expense is the result of variable rent payments due under the Facilities Lease Agreement. General and administrative expenses increased principally as a result of the AHC litigation expenses. Depreciation expense increased $23,000 when compared to the quarter ended November 30, 1997, due to changes in the remaining useful life of assets purchased in 1997 and prior to conform to the lease termination date, as such assets are not subject to repurchase by ILM II Holding.

Income Tax Expense

Income tax expense increased by $5,000 as compared to the same period in the prior year as a result of an increase in income before taxes of $10,000.

Net Income

Primarily as a result of the factors noted above, net income increased $5,000 to $106,000 for the quarter ended November 30, 1998 from net income of $101,000 for the quarter ended November 30, 1997.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Forward-Looking Information

     Certain statements included in this Quarterly Report on Form 10-Q ("Quarterly Report") constitute "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"). These forward-looking statements generally can be identified as such because the context of the statement will include words such as "believes," "could," "may," "should," "enable," "likely," "prospects," "seek," "predicts," "possible," "forecasts," "projects," "anticipates," "expects" and words of analogous import and correlative expressions thereof, as well as statements preceded or otherwise qualified by: "there can be no assurance" or "no assurance can be given." Similarly, statements that describe the Company's future plans, objectives, strategies or goals also are forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's cash flows, results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business, anticipated capital expenditures, proposed operating budgets and accounting reserves; litigation; property expansion and development programs or plans; regulatory matters; and the Company's plans, goals, strategies and objectives for future operations and performance. Any such forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such forward-looking statements are subject to a number of assumptions regarding, among other things, general economic, competitive and market conditions. Such assumptions necessarily are based on facts and conditions as they exist at the time such statements are made, the prediction or assessment of which may be difficult or impossible and, in any case, beyond the Company's control. Further, the Company's business is subject to a number of risks that may affect any such forward-looking statements and also could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements. All forward-looking statements contained in this Quarterly Report are expressly qualified in their entirety by the cautionary statements in this paragraph. Moreover, the Company does not intend to update or revise any forward-looking statements to reflect any changes in general economic, competitive or market conditions and developments beyond its control.

    Readers of this Quarterly Report are cautioned not to place undue reliance on any of the forward-looking statements set forth herein and the Company makes absolutely no promises, guarantees, representations or warranties as to the accuracy thereof.

                            ILM II LEASE CORPORATION

                            PART II-OTHER INFORMATION


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





                                            By: ILM II LEASE CORPORATION
                                                ------------------------------



                                            By: /s/ Jeffry R. Dwyer
                                                ------------------------------
                                                Jeffry R. Dwyer
                                                Chief Operating Officer
                                                (Principal Accounting Officer)





Dated:  February 19, 1999
        -----------------------