Form 10-Q
period 1999-05-31
ILM II LEASE CORP
filed 1999-07-15
CIK 932092

===============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                   -----------------------------------------

                                   FORM 10-Q

        X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ---              SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MAY 31, 1999
                                               ------------

                                       OR

        ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ____ to ____.


                          Commission File Number: 0-25880
                                                  -------

                              ILM II LEASE CORPORATION
                              ------------------------
              (Exact name of registrant as specified in its charter)

          VIRGINIA                                          04-3248639
-------------------------------                        ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

28 State Street, Suite 1100, Boston, MA                        02109
----------------------------------------------------------------------------
(Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:       (888) 257-3550
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

Shares of common stock outstanding as of May 31, 1999:  5,180,952.

===============================================================================

                           ILM II LEASE CORPORATION

                                    INDEX

Part I.  Financial Information                                                                                 Page
                                                                                                               ----

         Item 1.  Financial Statements

                  Balance Sheets
                  May 31, 1999 (Unaudited) and August 31, 1998.................................................4

                  Statements of Income
                  For the nine months and three months ended May 31, 1999 and 1998 (Unaudited).................5

                  Statements of Changes in Shareholders' Equity
                  For the nine months ended May 31, 1999 and 1998 (Unaudited)..................................6

                  Statements of Cash Flows
                  For the nine months ended May 31, 1999 and 1998 (Unaudited)..................................7

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

Signatures....................................................................................................18

                          ILM II LEASE CORPORATION


PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (See next page)

                           ILM II LEASE CORPORATION

                                BALANCE SHEETS
                May 31, 1999 (Unaudited) and August 31, 1998
                (Dollars in thousands, except per share data)



                                                       ASSETS

                                                                        MAY 31, 1999             AUGUST 31, 1998
                                                                        ------------             ---------------
Cash and cash equivalents                                                  $  1,363                    $1,497
Accounts receivable, net                                                        162                        89
Accounts receivable - related party                                             102                       102
Prepaid expenses and other assets                                                66                        50
Tax refund receivable                                                            27                       158
                                                                          ---------                   -------
      Total current assets                                                    1,720                     1,896

Furniture, fixtures and equipment                                             1,010                       783
      Less:  accumulated depreciation                                          (424)                     (225)
                                                                            --------                 --------
                                                                                586                       558

Deposits                                                                          9                         9
Deferred tax asset, net                                                          25                       270
                                                                           --------                  --------
                                                                             $2,340                    $2,733
                                                                           --------                  --------
                                                                           --------                  --------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                       $   742                   $   789
Termination fee payable                                                           -                       650
Real estate taxes payable                                                       116                       209
Accounts payable - related party                                                321                       287
Security deposits                                                                42                        25
                                                                          ---------                 ---------
      Total current liabilities                                               1,221                     1,960

Deferred rent payable                                                            54                        76
                                                                          ---------                 ---------
      Total liabilities                                                       1,275                     2,036

Shareholders' equity:
       Common stock, $0.01 par value, 20,000,000 shares
           authorized 5,180,952 issued and outstanding                           52                        52
       Additional paid-in capital                                               448                       448
       Retained earnings                                                        565                       197
                                                                           --------                  --------
              Total shareholders' equity                                      1,065                       697
                                                                           --------                  --------
                                                                             $2,340                    $2,733
                                                                           --------                  --------
                                                                           --------                  --------






                          See accompanying notes.

                          ILM II LEASE CORPORATION

                             STATEMENTS OF INCOME
  For the nine months and three months ended May 31, 1999 and 1998 (Unaudited)
                (Dollars in thousands, except per share data)


                                                                 NINE MONTHS ENDED           THREE MONTHS ENDED
                                                                      MAY 31,                      MAY 31,

                                                                    1999           1998          1999           1998
                                                                    ----           ----          ----           ----
REVENUES:
   Rental and other income                                       $12,130        $11,508        $4,008        $ 3,908
   Interest income                                                    12             32             4             19
                                                              ----------     ----------      --------      ---------
                                                                  12,142         11,540         4,012          3,927
EXPENSES:
   Facilities lease  rent expense                                  3,947          3,700         1,302          1,262
   Dietary salaries, wages and food service expenses               2,050          1,989           685            670
   Administrative salaries, wages and expenses                       888            750           291            180
   Marketing salaries, wages and expenses                            513            514           191            182
   Utilities                                                         772            770           245            248
   Repairs and maintenance                                           447            392           162            141
   Real estate taxes                                                 394            435           131            127
   Property management fees                                          773            684           225            240
   Other property operating expenses                               1,074          1,058           366            364
   General and administrative expenses                               187            199            82             92
   Directors compensation                                             39             56            12             22
   Professional fees                                                 245            588            81            261
   Depreciation expense                                              199             64            81             21
                                                              ----------     ----------      --------      ---------
                                                                  11,528         11,199         3,854          3,810
                                                              ----------     ----------      --------      ---------

Income before taxes                                                  614            341           158            117

Income tax expense:
   Current                                                             -            113             -           (122)
   Deferred                                                          246             23            63            169
                                                              ----------     ----------      --------      ---------
                                                                     246            136            63             47
                                                              ----------     ----------      --------      ---------

NET INCOME                                                         $ 368          $ 205          $ 95           $ 70
                                                              ----------     ----------      --------      ---------
                                                              ----------     ----------      --------      ---------

Basic earnings per share of common stock                          $ 0.07         $ 0.04        $ 0.01         $ 0.01
                                                              ----------     ----------      --------      ---------
                                                              ----------     ----------      --------      ---------


The above earnings per share of common stock is based upon the 5,180,952 shares outstanding for each period.








                        See accompanying notes.

                        ILM II LEASE CORPORATION

              STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
     For the nine months ended May 31, 1999 and 1998 (Unaudited)
              (Dollars in thousands, except per share data)

                                              COMMON STOCK             ADDITIONAL
                                             $.01 PAR VALUE              PAID-IN         RETAINED
                                         SHARES          AMOUNT          CAPITAL         EARNINGS                TOTAL

Balance at August 31, 1997                5,180,952            $ 52             $448             $219            $ 719

Net Income                                        -               -                -              205              205
                                          ---------           -----            -----            -----           ------


Balance at May 31, 1998                   5,180,952            $ 52             $448             $424            $ 924
                                          ---------           -----            -----            -----           ------
                                          ---------           -----            -----            -----           ------

Balance at August 31, 1998                5,180,952            $ 52             $448             $197            $ 697

Net Income                                        -               -                -              368              368
                                          ---------           -----            -----            -----           ------

Balance at May 31, 1999                   5,180,952            $ 52             $448             $565           $1,065
                                          ---------           -----            -----            -----           ------
                                          ---------           -----            -----            -----           ------





                            See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
          For the nine months ended May 31, 1999 and 1998 (Unaudited)
                             (Dollars In thousands)


                                                                                  NINE MONTHS ENDED
                                                                                       MAY 31,

                                                                                  1998               1999
Cash flows from operating activities:
   Net income                                                                    $ 368                $205
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation expense                                                     199                  64
          Deferred tax expense (benefit)                                           245                (137)
          Changes in assets and liabilities:
            Accounts receivable, net                                               (73)                 53
            Accounts receivable - related party                                      -                (121)
            Prepaid expenses and other assets                                      (16)                254
            Tax refund receivable                                                  131                   -
            Accounts payable and accrued expenses                                  (47)                (40)
            Accounts payable - related party                                        34               1,118
            Termination fee payable                                               (650)                  -
            Real estate taxes payable                                              (93)                (82)
            Income taxes payable                                                     -                 139
            Deferred rent payable                                                  (22)                (24)
            Security deposits, net                                                  17                  (2)
                                                                                ------              ------

                                Net cash provided by operating activities           93               1,427

Cash flows from investing activities:
                Additions to furniture, fixtures and equipment                    (227)               (167)
                                                                                ------              ------
                                Net cash used in investing activities             (227)               (167)

Net (decrease) increase in cash and cash equivalents                              (134)              1,260

Cash and cash equivalents, beginning of period                                   1,497               1,156
                                                                                ------              ------
Cash and cash equivalents, end of period                                        $1,363             $ 2,416
                                                                                ------              ------
                                                                                ------              ------

SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for state income taxes                              $    3              $    -
                                                                                ------              ------
                                                                                ------              ------



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

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 1999, and revenues and expenses for each of the nine- and three-month periods ended May 31, 1999 and 1998. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the nine- and three-month periods ended May 31, 1999, are not necessarily indicative of the results to be expected for the year ended August 31, 1999.

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

         In July 1996, following termination of the property management agreement with AHC, the Company entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer and Acting Chief Financial Officer of Capital Senior Living Corporation. As a result, the Management Agreement with Capital was considered a related party transaction (see Note
     3) through July 28, 1998.

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                    (continued)


2.   THE FACILITIES LEASE AGREEMENT

         ILM II Holding (the "Lessor") leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease is scheduled to expire on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility), unless terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. As noted below in Recent Developments, ILM II has entered into an agreement and plan of merger with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. While there can be no assurance, consummation of the merger is presently anticipated by the end of calendar year 1999. The lease is accounted for as an operating lease in the Company's financial statements.

         Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM II Holding are summarized as follows:

                                                                          YEAR FACILITY      RENTABLE      RESIDENT
         NAME                             LOCATION                            BUILT           UNITS       CAPACITIES
         ----                             --------                            -----           -----       ----------
         The Palms                        Fort Myers, FL                       1988            205            255
         Crown Villa                      Omaha, NE                            1992             73            73
         Overland Park Place              Overland Park, KS                    1984            141            153
         Rio Las Palmas                   Stockton, CA                         1988            164            190
         The Villa at Riverwood           St. Louis County, MO                 1986            120            140
         Villa Santa Barbara (1)          Santa Barbara, CA                    1979            125            125

         (1) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM I Lease Corporation ("Lease I"). The Company has entered into an agreement with Lease I regarding such joint tenancy. Lease I was formed for similar purposes as the Company by an affiliated company, ILM Senior Living, Inc. ("ILM I"), a subsidiary of which owns 25% of the Villa Santa Barbara property. The portion of the Senior Housing Facility leased by the Company represents 75% of the total project. Villa Santa Barbara is 25% owned by ILM Holding Inc. and 75% by ILM II Holding, Inc., a direct subsidiary of ILM II. Upon the sale of ILM I or ILM II, arrangements would be made to transfer the Santa Barbara facility to the non-selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.

           Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $4,035,600. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent was $943,000 and $301,000 for the nine- and three-month periods ended May 31, 1999, respectively, compared to $697,000 and $261,000 for the nine- and three-month periods ended May 31, 1998, respectively.

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

    RECENT DEVELOPMENTS

        On February 7, 1999, ILM II entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. While there can be no assurance, consummation of the merger is presently anticipated by the end of calendar year 1999. In connection with the merger, ILM II has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

3.  RELATED PARTY TRANSACTIONS

        Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in the Company's Annual Report on Form 10-K for the year ended August 31, 1998, PaineWebber resigned effective as of June 18, 1997.

        The Company has retained Capital to be the property manager of the Senior Housing Facilities pursuant to the Management Agreement, which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer and Acting Chief Financial Officer of Capital Senior Living Corporation. The Management Agreement is co-terminous with the Facilities Lease Agreement. If, for any reason, the Facilities Lease Agreement is extended beyond December 31, 2000, the scheduled expiration date of the Management Agreement would be extended as well, but not beyond July 29, 2001. There is no present intention to extend the term of the Facilities Lease Agreement or the term of the Management Agreement and it is likely they will be terminated before the end of the term of the Facilities Lease Agreement (see "Recent Developments" in Note 2). Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the "net cash flow" of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the nine- and three-month periods ended May 31, 1999, Capital earned property management fees from the Company of $773,000 and $225,000, respectively, compared to $684,000 and $240,000, for the nine- and three-month periods ended May 31, 1998, respectively.

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

     and three-month periods ended May 31, 1999, Capital Senior Development, Inc. earned no fees from the Company compared to fees of $73,000 and $14,000 earned for the nine- and three-month periods ended May 31, 1998, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary, President and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the nine- and three-month periods ended May 31, 1999, Greenburg Traurig earned fees from the Company of $54,000 and $0, respectively. For the nine-and three-month periods ended May 31, 1998, Greenberg Traurig earned fees from the Company of $115,000 and $56,000, respectively.

         Accounts receivable - related party at May 31, 1999 and August 31, 1998 includes an expense reimbursement payable to the Company from Lease I in the amount of $102,000. Accounts payable - related party at May 31, 1999 and August 31, 1998 includes $301,000 and $287,000, respectively, for variable rent due to ILM II Holding.

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

     recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $239,000 as of May 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should advance up to $20,000 to pay reasonable legal fees and expenses incurred by Capital and its affiliates in the California litigation. Subsequently, the Boards of Directors of the Company and Lease I voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By May 31, 1999, $226,000 of legal fees had been either advanced or accrued in the Company's financial statements and $339,000 of legal fees have been either advanced or accrued in Lease I's financial statements for Capital's California litigation costs.

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

         The Company has pending claims incurred in the normal course of business which, in the opinion of the Company's Board of Directors, will not have a material effect on the financial statements of the Company.

5.   CONSTRUCTION LOAN FINANCING

          The Company has secured a construction loan facility with a major bank that will provide ILM II with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The loan has a three-year term with interest accruing at a rate equal to LIBOR plus 1.10% or Prime plus 0.5%. The loan term can be extended for an additional two years beyond its maturity date with monthly payments of principal and interest on a 25-year amortization schedule. Loan origination costs in connection with this loan facility are being amortized by ILM II over the life of the loan.

           On June 7, 1999 ILM II borrowed $1,165,000 under the construction loan facility to fund the pre-construction capital costs, incurred through April 1999, of the potential expansions of the Senior Housing Facilities, leaving approximately $7.6 million unused and available. The Company is a co-borrower on the construction loan.

                          ILM II LEASE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

    The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM II Holding decide that any of the Senior Housing Facilities should be expanded, the Facilities Lease Agreement between the Company and ILM II Holding would be amended to include such expansion. Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for use of all the Senior Housing Facilities in the aggregate amount of $4,035,600. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent was $943,000 and $301,000 for the nine- and three-month periods ended May 31, 1999, respectively, compared to $697,000 and $261,000 for the nine- and three-month periods ended May 31, 1998, respectively.

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

RECENT DEVELOPMENTS

    On February 7, 1999, ILM II entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. While there can be no assurance, consummation of the merger is presently anticipated by the end of calendar year 1999. In connection with the merger, ILM II has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the six properties in which the Company has invested averaged 94% and 92% for the nine-and three-month periods ended May 31, 1999, respectively, compared to 94% and 95% for the nine- and three-month periods ended May 31, 1998, respectively. Base rent payments of $4,035,600 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues, which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM II Holding.

     At May 31, 1999, the Company had cash and cash equivalents of $1,363,000 compared to $1,497,000 at August 31, 1998. The decrease of $134,000 is primarily attributable to the September 4, 1998 payment of the AHC litigation settlement of $650,000 (see Note 4) offset by other cash flows provided by operating activities. Remaining amounts of cash will be used for the Company's working capital requirements. As noted above, under the terms of the Facilities Lease Agreement, the Lessor is responsible for major capital improvements and structural repairs to the

                           ILM II LEASE CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal years 1998 and 1997 or for the first, second and third quarter of fiscal 1999. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flows from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

YEAR 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize the year 2000 as a date other than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    Based on ongoing assessments, the Company, through Capital, its property manager, has developed a program to modify or replace portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. While there can be no assurance, as of May 31, 1999, the Company believes that it substantially completed all software and hardware upgrades as of December 31, 1998. The Company believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 issue. However, if such modifications and replacements are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The costs of Year 2000 remediation are not expected to be material based on the Company's operations.

    The Company has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Company's business.

    The Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of determining whether or ensuring those external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could impact the Company.

    Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has substantially completed all necessary phases of its Year 2000 program. In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, the Company's most significant third party contractor, were to experience a year 2000 problem, it is likely that the Company would not receive rental income as it became due from Senior Living Facility residents. The Company in turn would fail to pay ILM II Holding lease payments as they arise under the master lease, and ILM II Holding in turn would fail to pay ILM II mortgage payments due it. However, the Company believes that given the nature of its business, such problem would be temporary and is easily remedied with simple accountings.

                             ILM II LEASE CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 31, 1999 VERSUS Nine MONTHS ENDED MAY 31, 1998

REVENUES
    Total revenues were $12,142,000 for the nine months ended May 31, 1999 compared to $11,540,000 for the same period of the prior year, representing an increase of $602,000 or 5.2%. This increase is primarily the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES
      Total expenses were $11,528,000 for the nine months ended May 31, 1999 compared to $11,199,000 for the same period in the prior year, representing an increase of $329,000 or 2.9%. This increase was primarily due to increases in facilities lease rent expense of $247,000, administrative salaries and expenses of $138,000; depreciation expense of $135,000; and property management fees of $89,000, offset by a $343,000 decrease in professional fees as a result of settling the AHC litigation as well as minor increases and decreases in certain other expenses. The increase in facilities lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 2000, as such assets are not subject to repurchase by ILM II Holding. The increase in property management fees is attributable to higher incentive management fees earned by the property manager as a result of improved performance at the Senior Housing Facilities.

INCOME TAX EXPENSE
    Income tax expense increased overall by $110,000 as compared to the same period in the prior year, as a result of an increase in income before taxes of $273,000.

NET INCOME
    Primarily as a result of the factors noted above, net income increased $163,000 to $368,000 for the nine months ended May 31, 1999 from net income of $205,000 for the nine months ended May 31, 1998.

THREE MONTHS ENDED MAY 31, 1999 VERSUS THREE MONTHS ENDED MAY 31, 1998

REVENUES
    Total revenues were $4,012,000 for the quarter ended May 31, 1999 compared to $3,927,000 for the same period of the prior year, representing an increase of $85,000 or 2.2%. This increase is primarily the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES
    Total expenses were $3,854,000 for the quarter ended May 31, 1999 compared to $3,810,000 for the same period in the prior year, representing an increase of $44,000 or 1.2%. This increase was principally comprised of increases in administrative salaries and expenses of $111,000; depreciation expense of $60,000; and facilities lease rent expense of $40,000; offset by significant decreases in professional fees of $180,000 as a result of settling the AHC litigation. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM II Holding. The increase in facilities lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement.

                            ILM II LEASE CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



RESULTS OF OPERATIONS (CONTINUED)


INCOME TAX EXPENSE
    Income tax expense increased overall by $16,000 as compared to the same period in the prior year, as a result of an increase in income before taxes of $41,000.


NET INCOME
    Primarily as a result of the factors noted above, net income increased $25,000 to $95,000 for the quarter ended May 31, 1999 from net income of $70,000 for the quarter ended May 31, 1998.

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





                                            By:  ILM II LEASE CORPORATION





                                            By: /s/ Jeffry R. Dwyer
                                                ---------------------
                                                Jeffry R. Dwyer
                                                President




Dated: July 15, 1999
       --------------