Form 10-K/A
period 1998-08-31
ILM II LEASE CORP
filed 1999-11-22
CIK 932092

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

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

                         Commission File Number: 0-25880
                                                --------

                            ILM II LEASE CORPORATION
             (Exact name of registrant as specified in its charter)

       VIRGINIA                                                04-3248639
-----------------------                                    -------------------
(State of organization)                                     (I.R.S. Employer
                                                           Identification No.)

8180 Greensboro Drive, Suite 850, McLean, VA                      22102
-------------------------------------------------------------------------------
  (Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:           (888) 257-3550
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                     Documents                              FORM 10-K REFERENCE
----------------------------------------------------        -------------------
Registration Statement on Form 10 of registrant             Part III, Part IV
dated July 20, 1995, as supplemented

Current Report on Form 8-K of                               Part IV
registrant dated August 21, 1998

================================================================================

                            ILM II LEASE CORPORATION

                                1998 FORM 10-K/A

                                TABLE OF CONTENTS


PART I                                                                                                           PAGE
Item     1                   Business.............................................................................I-1

Item     2                   Properties...........................................................................I-5

Item     3                   Legal Proceedings....................................................................I-6

Item     4                   Submission of Matters to a Vote of Security Holders..................................I-7


PART II

Item     5                   Market for the Registrant's Shares and Related
                             Stockholder Matters.................................................................II-1

Item     6                   Selected Financial Data.............................................................II-1

Item     7                   Management's Discussion and Analysis of Financial Condition
                                 and Results of Operations.......................................................II-2

Item     8                   Financial Statements and Supplementary Data.........................................II-7

Item     9                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................................II-7


PART III

Item     10                  Directors and Executive Officers of the Registrant.................................III-1

Item     11                  Executive Compensation.............................................................III-3

Item     12                  Security Ownership of Certain Beneficial Owners and Management.....................III-3

Item     13                  Certain Relationships and Related Transactions.....................................III-3


PART IV

Item     14                  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................IV-1

Signatures.......................................................................................................IV-2

Index to Exhibits................................................................................................IV-3

Financial Statements and Supplementary Data....................................................................F1-F17

                            ILM II LEASE CORPORATION

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

        The Senior Housing Facilities which the Company has leased from ILM II Holding as of August 31, 1998 are described below:

                                                                      YEAR
                                                                    FACILITY          RENTABLE          RESIDENT
PROPERTY NAME AND LOCATION (1)            TYPE OF PROPERTY            BUILT          UNITS (3)       CAPACITIES (3)
------------------------------            ----------------            -----          ---------       --------------
The Palms
Fort Myers, FL                        Senior Housing Facility         1988                  205               255

Crown Villa
Omaha, NE                             Senior Housing Facility         1992                  73                 73

Overland Park Place
Overland Park, KS                     Senior Housing Facility         1994                  141               153

Rio Las Palmas
Stockton, CA                          Senior Housing Facility         1988                  164               190

The Villa at Riverwood
St. Louis County, MO                  Senior Housing Facility         1986                  120               140

Villa Santa Barbara (2)
Santa Barbara, CA                     Senior Housing Facility         1979                  125               125


(1) See Notes to the financial statements filed with this annual report for a description of the agreements through which the Company has leased these facilities.

(2) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM I Lease Corporation ("Lease I"). The Company has entered into an agreement with Lease I regarding such joint tenancy. Lease I was formed for similar purposes as the Company by an affiliated company, ILM Senior Living, Inc. ("ILM I"), a subsidiary of which owns 25% of the Villa Santa Barbara property. The portion of the Senior Housing Facility leased by the Company represents 75% of the total project. Villa Santa Barbara is 25% owned by ILM Holding Inc. and 75% by ILM II Holding, Inc., a direct subsidiary of ILM II, as tenants in common. Upon the sale of ILM I or ILM II, arrangements would be made to transfer the Santa Barbara facility to the non-selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.

(3) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

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

         Through June 18, 1997, and subject to the supervision of and pursuant to the general policies set by the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber Lease Advisors, L.P. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Lease Advisors, L.P. and all affiliates of PaineWebber that provided services to the Company in the past. PaineWebber resigned from this position effective as of June 18, 1997. PaineWebber agreed to perform certain administrative services for the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies and consultants including Greenberg Traurig, Fleet Bank, Ernst & Young LLP, and MAVRICC Management Systems, Inc.

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

         As discussed further in Item 7, on July 29, 1996, the Company terminated the property management agreement with AHC and retained Capital to be the property manager of the Senior Housing Facilities, and ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer and Acting Chief Financial Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party (see Item 13). Capital earned property management fees from Lease II of $980,000 and $899,000 for the years ended August 31, 1999 and 1998, respectively.

         At a meeting of the boards of directors of ILM II and an affiliated entity, IlM Senior Living, Inc. ("ILM I"), formerly PaineWebber Independent Living Mortgage Fund, Inc., on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities operated by the Company and held by ILM II as well as the Senior Housing Facilities held by ILM I, by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the Senior Housing Facilities held by ILM I and ILM II for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities operated by the Company under its master lease with ILM II Holding would represent approximately $52 million of this amount. After taxes and closing costs, net proceeds to ILM II would equal approximately $48 million or approximately $9.36 per share of ILM II common stock. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM II in evaluating PaineWebber's proposal, NatWest Securities, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings, was engaged by the Company, ILM I and ILM II, and their affiliates. Following a comprehensive analysis, the investment banking firm recommended that PaineWebber's proposal should be declined and that instead investigation of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of ILM I and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of ILM I and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate ILM I and ILM II on the suggested terms three years prior to their scheduled termination date.

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

ITEM 6.  SELECTED FINANCIAL DATA

                            ILM II LEASE CORPORATION
                  (Dollars in thousands, except per share data)

                                           For the year              For the year              For the year
                                               ended                    ended                      ended
                                          August 31, 1998          August 31, 1997            August 31, 1996
                                        ---------------------    ---------------------     ---------------------
Revenues                                         $15,524                  $14,433                   $13,201

Income (loss) before income taxes                $   (36)                 $   (67)                  $   433

Income tax expense (benefit)                     $   (14)                 $   (27)                  $   173

Net income (loss)                                $   (22)                 $   (40)                  $   260
                                                 =======                   =======                    =====

Net income (loss) per share of common
stock                                            $  0.00                  $ (0.01)                  $  0.05
                                                 =======                   =======                   ======

Total assets                                     $ 2,733                  $ 2,126                   $ 1,935

Shares outstanding                             5,180,952                5,180,952                 5,180,952

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

         Based on ongoing assessments, the Company, through Capital, its property manager, has developed a program to modify or replace portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. While there can be no assurance, as of August 31, 1998, the Company believes that it will substantially complete all software and hardware upgrades as of December 31, 1998. The Company believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 issue. However, if such modifications and replacements are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The costs of Year 2000 remediation are not expected to be material based on the Company's operations.

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

         Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has substantially completed all necessary phases of its Year 2000 program. In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, the Company's most significant third party contractor, were to experience a year 2000 problem, it is likely that the Company would not receive rental income as it became due from Senior Living Facility residents. The Company in turn would fail to pay ILM II Holding lease payments as they arise under the master lease, and ILM II Holding in turn would fail to pay ILM II mortgage payments due it. However, the Company believes that given the nature of its business, such problem would be temporary and is easily remedied with a simple accounting.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

       REVENUES. Total revenues were $15,524,000 for the year ended August 31, 1998 compared to $14,433,000 for the year ended August 31, 1997, representing an increase of $1,091,000, or 7.6%. Rental and other income from the Company's senior housing operations was $15,481,000 for the year ended August 31, 1998, representing an increase of $1,087,000 or 7.6%, primarily as a result of improved occupancies in all markets and increases in rental rates at certain other facilities located in strong markets.

       EXPENSES. Total expenses were $15,560,000 in 1998 compared to $14,500,000 in 1997, representing an increase of $1,060,000, or 7.3%. This increase was principally comprised of increases in master lease rent expense of $572,000 or 13%; marketing salaries, wages and expenses of $31,000 or 4.7%; repairs and maintenance of $23,000 or 4.3%; property management fees of $192,000 or 27.2%; and general and administrative expenses of $701,000 or 121%. These increases in expenses were offset by decreases in dietary and food service salaries, wages and expenses of $25,000 or 1%; administrative salaries, wages and expenses of $138,000 or 11.2%; other property operating expenses of $175,000 or 10.9%; advisory fees of $58,000 or 100%; and termination fee expense of $250,000, representing a decrease of $150,000 or 37.5% (see "Item 3, Legal Proceedings"); and minor decreases in certain other expenses. The increase in master lease expense is the result of the increase in variable rents due under the Master Lease Agreement. General and administrative expense increased as a result of higher AHC litigation expenses in 1998. The increases in other operating costs cited above were the result of higher operating levels associated with improved occupancies. In addition, total charges to depreciation expense in 1998 include additional depreciation expense of $36,000 in recognition of changes in the remaining useful life for certain assets purchased in 1997 and prior to conform to the lease termination date, as such assets are not subject to repurchase by ILM II Holding. As a result, depreciation expense increased $98,000 or 175% when compared to fiscal year 1997.

       INCOME TAX EXPENSE. Income tax benefit decreased $13,000 or 48.1%, from $27,000 in fiscal 1997 to a $14,000 benefit in fiscal 1998. The 1997 deferred tax provision reflects a reclassification of $160,000 of current tax expense in 1997, which was ultimately determined to be deductible in 1998.

       NET INCOME (LOSS). Primarily as a result of the factors discussed above, net loss decreased $18,000 or 45%, from a net loss of $40,000 in fiscal 1997 to a net loss of $22,000 in fiscal 1998.

1997 COMPARED TO 1996

         REVENUES. Total revenues were $14,433,000 for the year ended August 31, 1997, compared to $13,201,000 for the year ended August 31, 1996, representing an increase of $1,232,000 or 9.3%. Rental and other income from the Company's senior housing operations was $14,394,000 for the year ended August 31, 1997, representing an increase of $1,231,000 or 9.4%, primarily as a result of improved occupancies in all markets, in particular, improvements in leasing activity at the Company's Villa Santa Barbara facility, and increases in rental rates at certain other facilities located in strong markets.

         EXPENSES. Total expenses were $14,500,000 in 1997 compared to $12,768,000 in 1996, representing an increase of $1,732,000, or 13.6%. This increase was principally comprised of increases in master lease expense of $412,000 or 10.3%; dietary and food service salaries, wages and expenses of $293,000 or 12.2%; administrative salaries, wages and expenses of $167,000 or 15.7%; general and administrative expenses of $290,000 or 101.8%, other property operating expenses of $196,000 or 13.9%, as well as the $400,000 termination fee expense which was accrued in 1997 (see "Item 3, Legal Proceedings"), representing a 100% increase from fiscal year 1996. The increase in master lease expense is the result of variable rents due under the Master Lease Agreement for the first time in 1997. General and administrative expense increased as a result of higher AHC litigation expenses in 1997 coupled with the analysis of restructuring alternatives performed by an independent investment banking firm. The

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increases in other operating costs cited above were the result of higher operating levels associated with improved occupancies and the implementation of a health insurance program for property-level staff.

         INCOME TAX EXPENSE. Income tax expense decreased $200,000 or 115.6%, from $173,000 in fiscal 1996 to a $27,000 benefit in fiscal 1997 as a result of a net loss before taxes of $67,000 as the effective income tax rate was 40% in both years.

         NET INCOME. Primarily as a result of the factors discussed above, net income decreased $300,000 or 115.4%, from $260,000 in fiscal 1996 to a net loss of $40,000 in fiscal 1997.

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

         (a) and (b) The names and ages of the Directors and Executive Officers of the Company during fiscal 1998 are as follows:

                                                                                                  DATES
         NAME                               OFFICE                                  AGE           OF OFFICE
         ----                               ------                                  ---           -----------------
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

                                 ILM II LEASE CORPORATION



                                 By:  /S/  JEFFRY R. DWYER
                                    -----------------------------------------
                                    Jeffry R. Dwyer
                                    Chief Operating Officer
                                    (Principal Accounting Officer)




Dated: NOVEMBER 12, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.

By:    /S/  JEFFRY R. DWYER                                   Date:  NOVEMBER 12, 1999
     -------------------------------------------                     ----------------------------------------------
     Jeffry R. Dwyer
     Director




By:    /S/  JULIEN G. REDELE                                  Date:  NOVEMBER 16, 1999
     -------------------------------------------                     ----------------------------------------------
     Julien G. Redele
     Director




By:    /S/  J. WILLIAM SHARMAN, JR.                           Date:  NOVEMBER 16, 1999
     -------------------------------------------                     ----------------------------------------------
     J. William Sharman, Jr.
     Director

                          ANNUAL REPORT ON FORM 10-K/A
                                  ITEM 14(A)(3)

                            ILM II LEASE CORPORATION


                                INDEX TO EXHIBITS

                                                                                PAGE NUMBER IN THE REPORT
    EXHIBIT NO.           DESCRIPTION OF DOCUMENT                               OR OTHER REFERENCE
    -----------           -----------------------                               -------------------------
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


                            ILM II LEASE CORPORATION


                          ANNUAL REPORT ON FORM 10-K/A
                         ITEM 14(a)(1) AND (2) AND 14(d)

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



                                                               ERNST & YOUNG LLP


Dallas, Texas
October 13, 1998

                            ILM II LEASE CORPORATION


                                 BALANCE SHEETS
                            August 31, 1998 and 1997
                  (Dollars in thousands, except per share data)



                                             ASSETS
                                                                          1998          1997
                                                                        ----------    ----------
  Cash and cash equivalents                                                $1,497        $1,156
  Accounts receivables, net                                                    89            55
  Accounts receivable - related party                                         102             -
  Prepaid taxes and other assets                                               50           243
  Tax refund receivable                                                       158             -
                                                                          -------     ---------
           Total current assets                                             1,896         1,454

  Furniture, fixtures and equipment                                           783           486
  Less: accumulated depreciation                                             (225)          (70)
                                                                          --------     ---------
                                                                              558           416

  Deposits                                                                      9             -
  Deferred tax asset                                                          270           256
                                                                           ------       -------
                                                                           $2,733        $2,126
                                                                           ======       =======


                              LIABILITIES AND SHAREHOLDERS' EQUITY


  Accounts payable and accrued expenses                                     $ 789       $   547
  Termination fee payable                                                     650           400
  Real estate taxes payable                                                   209           199
  Accounts payable - related party                                            287           152
  Security deposits                                                            25             9
                                                                         --------      --------
           Total current liabilities                                        1,960         1,307

  Deferred rent payable                                                        76           100
                                                                         --------       -------
           Total liabilities                                                2,036         1,407

  Commitments and contingencies

  Shareholders' equity:
       Common stock, $0.01 par value, 20,000,000 shares
         authorized, 5,180,952 shares issued and outstanding                   52            52
       Additional paid-in capital                                             448           448
       Retained earnings                                                      197           219
                                                                         --------     ---------
           Total shareholders' equity                                         697           719
                                                                         --------     ---------
                                                                           $2,733        $2,126
                                                                         ========     =========

                             See accompanying notes.

                            STATEMENTS OF OPERATIONS
               For the years ended August 31, 1998, 1997 and 1996
                  (Dollars in thousands, except per share data)

                                                               1998                  1997                1996
                                                             ----------           -----------          ----------
  REVENUES:
    Rental and other income                                  $  15,481            $  14,394            $  13,163
    Interest income                                                 43                   39                   38
                                                             ---------            ---------            ---------
                                                                15,524               14,433               13,201

  EXPENSES:
    Master lease rent expense                                    4,988                4,416                4,004
    Dietary, salaries, wages and food service
     expenses                                                    2,677                2,702                2,409
    Administrative salaries, wages and expenses                  1,090                1,228                1,061
    Marketing salaries, wages and expenses                         688                  657                  684
    Utilities                                                    1,045                1,051                1,008
    Repairs and maintenance                                        554                  531                  597
    Real estate taxes                                              506                  511                  508
    Property management fees                                       899                  707                  720
    Other property operating expenses                            1,433                1,608                1,412
    General and administrative                                   1,276                  575                  285
    Termination fee expense                                        250                  400                    -
    Advisory fees                                                    -                   58                   66
    Depreciation expense                                           154                   56                   14
                                                              --------            ---------            ---------
                                                                15,560               14,500               12,768
                                                              --------            ---------            ---------

  Income (loss) before income taxes                                (36)                 (67)                 433

  Income tax expense (benefit):
    Current                                                          -                  191                  211
    Deferred                                                       (14)                (218)                 (38)
                                                              ---------           ----------
                                                                   (14)                 (27)                 173
                                                              ---------           ----------           ---------

  NET INCOME (LOSS)                                           $    (22)           $     (40)           $     260
                                                              =========           ==========           =========

  NET INCOME (LOSS) PER SHARE OF COMMON STOCK                 $   0.00            $   (0.01)           $    0.05
                                                              =========           ==========           =========


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

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the years ended August 31, 1998, 1997 and 1996
                  (Dollars in thousands, except per share data)


                                   Common Stock
                                   $.01 Par Value       Additional
                                ---------------------    Paid-in      Retained
                                  Shares     Amount      Capital      Earnings      Total
                                ---------   ---------   ---------    ---------     -------
BALANCE AT AUGUST 31, 1995         15,000   $    --     $       1    $     (1)    $      --


Issuance of common stock        5,165,952          52         447         --            499
                                                                                         52
Net income                             --          --          --          260          260
                                ---------   ---------   ---------    ---------    ---------

BALANCE AT AUGUST 31, 1996      5,180,952          52         448          259          759

Net loss                             --          --          --           (40)         (40)
                                ---------   ---------   ---------    ---------    ---------

BALANCE AT AUGUST 31, 1997      5,180,952          52         448          219          719

Net loss                               --          --          --         (22)         (22)
                                ---------   ---------   ---------    ---------    ---------

BALANCE AT AUGUST 31, 1998      5,180,952   $      52   $     448    $     197    $     697
                                =========   =========   =========    =========    =========



                             See accompanying notes.

                            STATEMENTS OF CASH FLOWS
                 For the years ended August 31, 1998, 1997 and 1996
                                 (In thousands)


                                                                      1998              1997              1996
                                                                  --------------    -------------     -------------
    Cash flows from operating activities:
       Net income (loss)                                              $   (22)           $   (40)         $    260
       Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities
         Depreciation expense                                             154                 56                14
         Deferred taxes                                                   (14)              (218)              (38)
         Changes in assets and liabilities:
           Accounts receivable, net                                       (34)                 5                (5)
           Prepaid taxes and other assets                                 193               (125)             (118)
           Income tax refund receivable                                  (158)                 -                 -
           Accounts receivable - related party                           (102)               (55)                -
           Accounts payable and accrued expenses                          242                196               503
           Accounts payable - related party                               135               (327)              327
           Termination fee payable                                        250                400                 -
           Real estate taxes payable                                       10                 (4)              203
           Security deposits, net                                           8                 (3)               12
           Deferred rent payable                                          (24)               (31)              131
                                                                      --------           --------         --------
               Net cash provided by (used in) operating                   638               (146)            1,289
                                                                     --------             -------          -------
                 activities

    Cash flows from investing activities:
         Additions to furniture, fixtures and equipment                  (297)              (289)             (197)
                                                                       -------            -------          --------
               Net cash used in investing activities                     (297)              (289)             (197)
                                                                       -------            -------          --------

    Cash flows from financing activities:
         Proceeds from issuance of common stock                             -                  -               499
                                                                  -----------        -----------

               Net cash provided by financing activities                    -                  -               499
                                                                  -----------        -----------


    Net increase (decrease) in cash and cash equivalents                  341               (435)            1,591

    Cash and cash equivalents, beginning of period                      1,156              1,591                 -
                                                                     --------           --------

    Cash and cash equivalents, end of period                         $  1,497           $  1,156          $  1,591
                                                                     ========           ========          ========

    SUPPLEMENTAL DISCLOSURE:

    Cash paid during the period for income taxes                     $    116           $    288          $    220
                                                                     ========           ========          ========


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

         At a meeting of the Boards of Directors of ILM II and an affiliated entity, ILM Senior Living, Inc. ("ILM I") on January 10, 1997, PaineWebber recommended the immediate sale of the Senior Housing Facilities operated by the Company and held by ILM II as well as the Senior Housing Facilities held by an affiliated entity, ILM Senior Living, Inc. ("ILM I"), by means of a controlled auction to be conducted by PaineWebber, at no additional compensation, with PaineWebber offering to purchase the Senior Housing Facilities held by ILM I and ILM II for $127 million, thereby guaranteeing the shareholders a "floor" price. The Senior Housing Facilities operated by the Company under its master lease with ILM II Holding would represent approximately $52 million of this amount. After taxes and closing costs, net proceeds to ILM II would equal approximately $48 million or approximately $9.36 per share of ILM II common stock. PaineWebber also stated that if it purchased the properties at the specified price and were then able to resell the properties at a higher price, PaineWebber would pay any "excess profits" to the shareholders. To assist the Company and ILM II in evaluating PaineWebber's proposal, NatWest Securities, a disinterested, independent investment banking firm with expertise in healthcare REITs and independent/assisted living financings was engaged by the Company, ILM I and ILM II, and their affiliates. Following a comprehensive analysis, the investment banking firm recommended that PaineWebber's proposal should be declined and that instead investigation of expansion and restructuring alternatives should be pursued. After analyzing PaineWebber's proposal and the recommendations and other information provided by the independent investment banking firm, the Boards of ILM I and ILM II voted unanimously to decline PaineWebber's proposal and to explore the alternatives recommended by the independent investment banking firm. The Boards declined to seek an immediate sale of the properties because, in the Boards' view, the liquidation price would not reflect the "going concern" values of ILM I and ILM II and, therefore, would not maximize shareholder value. In addition, the Boards did not consider it advisable to liquidate ILM I and ILM II on the suggested terms several years prior to their scheduled termination dates.

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

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)


5.   THE MASTER LEASE AGREEMENT (CONTINUED)

         Descriptions of the properties covered by the master lease between the Company and ILM II Holding are summarized as follows:

                                                                     YEAR
                                                                   FACILITY          RENTABLE          RESIDENT
     NAME                               LOCATION                     BUILT          UNITS (2)        CAPACITY (2)
     ----                               --------                     -----          ---------        ------------
     The Palms                          Fort Myers, FL               1988                205              255

     Crown Villa                        Omaha, NE                    1992                 73               73

     Overland Park Place                Overland Park, KS            1984                141              153

     Rio Las Palmas                     Stockton, CA                 1988                164              190

     The Villa at Riverwood             St. Louis County, MO         1986                120              140

     Villa Santa Barbara (1)            Santa Barbara, CA            1979                125              125


     (1) The Company operates Villa Santa Barbara under a co-tenancy arrangement with an affiliated company, ILM I Lease Corporation ("Lease I"). The Company has entered into an agreement with Lease I regarding such joint tenancy. Lease I was formed for similar purposes as the Company by an affiliated company, ILM Senior Living, Inc. ("ILM I"), a subsidiary of which owns 25% of the Villa Santa Barbara property. The portion of the Senior Housing Facility leased by the Company represents 75% of the total project. Villa Santa Barbara is 25% owned by ILM Holding Inc. and 75% by ILM II Holding, Inc., a direct subsidiary of ILM II, as tenants in common. Upon the sale of ILM I or ILM II, arrangements would be made to transfer the Santa Barbara facility to the non-selling joint tenant (or one of its subsidiaries). The property was extensively renovated in 1995.

     (2) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

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

         Deferred income tax benefit reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of August 31, 1998 and 1997, are comprised of the following amounts (in thousands):


                                                                                  1998           1997
                                                                                -------        -------
                  Deferred tax asset - straight-line rent expense                 $28            $40
                  Deferred tax asset - book over tax depreciation                  44             11
                  Deferred tax asset - book over tax amortization                  30             45
                  Deferred tax asset - termination fee                              -            160
                  Net operating loss carryforward (expires 2013)                  168               -
                                                                                -----          ------
                       Net deferred tax asset                                    $270           $256
                                                                                 ====           ====

          The 1997 deferred tax provision reflects a reclassification of $160,000 of current tax expense in 1997 which was ultimately determined to be deductible in 1998.

          The components of income tax expense (benefit) for fiscal 1998, 1997 and 1996 are as follows (in thousands):

                                                                                 1998           1997         1996
                                                                               ---------        ------       ------
                  Current:
                     Federal                                                       $  -         $ 162          $179
                     State                                                            -            29            32
                                                                               ---------        -----         -----
                                                                                      -            --            --
                       Total current                                                  -           191           211
                                                                               ---------        -----         -----

                  Deferred:
                     Federal                                                       (12)          (185)          (32)
                     State                                                          (2)           (33)           (6)
                                                                               ---------        -----         -----

                                                                               ---------        -----         -----
                       Total deferred                                              (14)          (218)          (38)
                                                                               ---------        -----         -----
                                                                                  $(14)          $(27)         $173
                                                                               ---------        -----         -----
                                                                               ---------        -----         -----


         The reconciliation of income tax computed for fiscal 1998, 1997 and 1996, at U.S. federal statutory rates to income tax expense (benefit) is as follows (in thousands):

                                                             1998                 1997                1996
                                                     ------------------    ----------------    -----------------
                  Tax at U.S. statutory rates          (12)     (34%)       $(23)    (34%)       $147       34%
                  State income taxes, net
                     of federal tax benefit             (2)      (6%)         (6%)    (4)          26        6%
                                                        ---     -----       -----    -----       ----       ---
                                                      $(14)     (40%)       $(27)    (40%)       $173       40%
                                                      =====     =====       =====    =====       ====       ===

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)


8.   SUBSEQUENT EVENT

         On February 11, 1999, the Company's Board of Directors elected Jeffry
     R. Dwyer to the office of Chief Operating Officer.