Form 10-Q/A
period 1998-11-30
ILM II LEASE CORP
filed 1999-11-22
CIK 932092

================================================================================


           UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

              -----------------------------------------

                              FORM 10-Q/A

X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
--
                    SECURITIES EXCHANGE ACT OF 1934

             FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 1998
                                        -----------------
                                  OR

__       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

              For the transition period from ____to____.

                  Commission File Number: 0-25880
                                          -------

                       ILM II LEASE CORPORATION
                       ------------------------
        (Exact name of registrant as specified in its charter)

          VIRGINIA                                               04-3248639
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

8180 GREENSBORO DRIVE, SUITE 850, MCLEAN, VA                        22102
--------------------------------------------------------------------------------
   (Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code:            (888) 257-3550
                                                      --------------------------

         Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title Of Each Class                                         Which Registered
-------------------                                    -------------------------
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

================================================================================

                          ILM II LEASE CORPORATION

                                   INDEX

Part I.  Financial Information                                              PAGE
                                                                            ----
         Item 1.  Financial Statements

            Balance Sheets
            November 30, 1998 (Unaudited) and August 31, 1998................3

            Statements of Income
            For the three-month periods ended November 30, 1998
            and 1997 (Unaudited).............................................4

            Statements of Changes in Shareholders' Equity
            For the three months ended November 30, 1998
            and 1997 (Unaudited).............................................5

            Statements of Cash Flows
            For the three months ended November 30, 1998
            and 1997 (Unaudited).............................................6

            Notes to Financial Statements (Unaudited).......................7-12

         Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................13-16

Part II.  Other Information..................................................17

         Item 6.  Exhibits and Reports on Form 8-K...........................17

Signatures...................................................................18

                             ILM II LEASE CORPORATION

                                  BALANCE SHEETS
                  November 30, 1998 (Unaudited) and August 31, 1998
                   (Dollars In thousands, except per share amounts)

                                                    ASSETS
                                                    ------
                                                                  NOVEMBER 30, 1998           AUGUST 31, 1998
                                                                  -----------------           ---------------
Cash and cash equivalents                                                 $  881                    $1,497
Accounts receivable, net                                                     173                        89
Accounts receivable - related party                                          102                       102
Prepaid expenses and other assets                                             73                        50
Tax refund receivable                                                          3                       158
                                                                         -------                  --------
      Total current assets                                                 1,262                     1,896

Furniture, fixtures and equipment                                            854                       783
      Less:  accumulated depreciation                                       (271)                     (225)
                                                                         -------                  --------
                                                                             583                       558

Deposits                                                                       9                         9
Deferred tax asset                                                           198                       270
                                                                        --------                  --------
                                                                          $2,052                    $2,733
                                                                          ======                    ======


                                     LIABILITIES AND SHAREHOLDERS' EQUITY
                                     ------------------------------------

Accounts payable and accrued expenses                                    $   701                   $   789
Termination fee payable                                                        -                       650
Real estate taxes payable                                                      3                       209
Accounts payable - related party                                             447                       287
Security deposits                                                             29                        25
                                                                       ---------                 ---------
      Total current liabilities                                            1,180                     1,960

Deferred rent payable                                                         69                        76
                                                                       ---------                 ---------
      Total liabilities                                                    1,249                     2,036

Shareholders' equity:
       Common stock, $0.01 par value, 20,000,000 shares
         authorized 5,180,952 issued and outstanding                          52                        52
       Additional paid-in capital                                            448                       448
       Retained earnings                                                     303                       197
                                                                        --------                  --------
              Total shareholders' equity                                     803                       697
                                                                        --------                  --------
                                                                          $2,052                    $2,733
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

                                          ILM II LEASE CORPORATION

                                            STATEMENTS OF INCOME

        For the three-month periods ended November 30, 1998 and 1997 (Unaudited)
                     (Dollars In thousands, except per share amounts)

                                                                                     Three Months Ended

                                                                                        NOVEMBER 30
                                                                                        -----------
                                                                                     1998         1997
                                                                                        ----         ----
REVENUES:
   Rental and other income                                                            $4,037       $3,732
   Interest income                                                                         3            5
                                                                                      ------       ------
                                                                                       4,040        3,737
                                                                                       -----        -----
EXPENSES:

   Facilities lease  rent expense                                                      1,311        1,192
   Dietary salaries, wages and food service expenses                                     691          662
   Administrative salaries, wages and expenses                                           282          283
   Marketing salaries, wages and expenses                                                170          167
   Utilities                                                                             274          269
   Repairs and maintenance                                                               129          120
   Real estate taxes                                                                     134          115
   Property management fees                                                              224          205
   Other property operating expenses                                                     359          352
   General and administrative expenses                                                    64           43
   Directors compensation                                                                 13           16
   Professional fees                                                                     165          122
   Depreciation expense                                                                   46           23
                                                                                       -----        -----
                                                                                       3,862        3,569
                                                                                       -----        -----

Income before taxes                                                                      178          168

Income tax expense:
   Current                                                                                 -           59
   Deferred                                                                               72            8
                                                                                       -----        -----
                                                                                          72           67
                                                                                       -----        -----

NET INCOME                                                                             $ 106        $ 101
                                                                                       =====        =====

Basic earnings per share of common stock                                               $0.02        $0.02
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


                                                  Common Stock             Additional
                                                 $.01 PAR VALUE              Paid-in        Retained
                                                 --------------
                                               SHARES        AMOUNT          CAPITAL        EARNINGS      TOTAL
                                               ------        ------          -------        --------      -----
Balance at August 31, 1997                    5,180,952        $52             $448            $219        $719

Net income                                            -          -                -             101         101
                                              ---------        ---             ----            ----        ----
Balance at November 30, 1997                  5,180,952        $52             $448            $320        $820
                                              =========        ===             ====            ====        ====


Balance at August 31, 1998                    5,180,952        $52             $448            $197        $697

Net income                                            -          -                -             106         106
                                              ---------        ---             ----            ----        ----
Balance at November 30, 1998                  5,180,952        $52             $448            $303        $803
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

                                ILM II LEASE CORPORATION

                                STATEMENTS OF CASH FLOWS
             For the three months ended November 30, 1998 and 1997 (Unaudited)
                                  (Dollars In thousands)

                                                                            Three Months Ended
                                                                                NOVEMBER 30
                                                                                -----------

                                                                          1998              1997
                                                                          ----              ----
Cash flows from operating activities:
    Net income                                                          $   106           $   101
    Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
        Depreciation expense                                                 46                23
        Deferred tax expense (benefit)                                       72                (7)
        Changes in assets and liabilities:
             Accounts receivable, net                                       (84)               52
             Accounts receivable - related party                              -              (391)
             Prepaid expenses and other assets                              (23)               69
             Tax refund receivable                                          125                 -
             Accounts payable and accrued expenses                          (88)              122
             Accounts payable - related party                               160             1,198
             Termination fee payable                                       (650)                -
             Real estate taxes payable                                     (206)             (199)
             Security deposits                                                4                 -
             Deferred rent payable                                           (7)               (8)
                                                                        --------           -------
                 Net cash (used in) provided by operating activities       (545)              960
                                                                        --------           -------

Cash flows from investing activities:

    Additions to furniture, fixtures and equipment                          (71)              (29)
                                                                         -------           ------
                       Net cash used in investing activities                (71)              (29)
                                                                         -------           ------

Net increase (decrease) in cash and cash equivalents                       (616)              931

Cash and cash equivalents, beginning of period                            1,497             1,156
                                                                         ------            ------

Cash and cash equivalents, end of period                                 $  881            $2,087
                                                                         ======            ======


Supplemental Disclosure:
------------------------

Cash paid during the period for state income taxes                     $      -         $       -
                                                                       =========        =========







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

         Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM II Holding are summarized as follows:


                                                                     Year

                                                                   Facility         Rentable           Resident

Property Name And Location               Type Of Property           Built           Units (2)       Capacities (2)
---------------------------              ----------------           -----           ---------       --------------
The Palms
Fort Myers, FL                       Senior Housing Facility         1988                 205                255

Crown Villa
Omaha, NE                            Senior Housing Facility         1992                  73                 73

Overland Park Place
Overland Park, KS                    Senior Housing Facility         1994                 141                153

Rio Las Palmas
Stockton, CA                         Senior Housing Facility         1988                 164                190

The Villa at Riverwood
St. Louis County, MO                 Senior Housing Facility         1986                 120                140

Villa Santa Barbara (1)
Santa Barbara, CA                    Senior Housing Facility         1979                 125                125


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

                            ILM II LEASE CORPORATION
                     Notes to Financial Statements (Unaudited)
                                  (continued)

2.  THE FACILITIES LEASE AGREEMENT (CONTINUED)
    ------------------------------------------
         Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $4,035,600. The lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent expense amounted to $310,000 and $191,000 for the three-month periods ended November 30, 1998 and 1997, respectively.

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

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these potential expansions including fees to Capital Senior Development, Inc. For the three-month periods ended November 30, 1998 and 1997, Capital Senior Development, Inc. earned fees from the Company of $0 and $40,000, respectively for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

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

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                  (continued)

5.  SUBSEQUENT EVENT
    ----------------
         On February 11, 1999, the Company's Board of Directors elected Jeffry
     R. Dwyer to the office of Chief Operating Officer.

                           ILM II LEASE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

                           ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS (continued)

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

         Based on ongoing assessments, the Company, through Capital, its property manager, has developed a program to modify or replace portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. While there can be no assurance, as of November 30, 1998, the Company believes that it will substantially complete all software and hardware upgrades as of December 31, 1998. The Company believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 issue. However, if such modifications and replacements are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The costs of Year 2000 remediation are not expected to be material based on the Company's operations.

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

                          ILM II LEASE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS (continued)

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

    EXPENSES

         Total expenses were $3,862,000 for the quarter ended November 30, 1998 compared to $3,569,000 for the same period of the prior year representing an increase of $293,000 or 8.2%. This increase was primarily attributable to an increase in Facilities lease rent expense of $119,000 or 10%. The increase in Facilities lease rent expense is the result of variable rent payments due under the Facilities Lease Agreement. General and administrative expenses increased $21,000 or 48.8%, principally as a result of the AHC litigation expenses. Depreciation expense increased $23,000 or 100% when compared to the quarter ended November 30, 1997, due to changes in the remaining useful life of assets purchased in 1997 and prior to conform to the lease termination date, as such assets are not subject to repurchase by ILM II Holding.

     INCOME TAX EXPENSE

         Income tax expense increased by $5,000 or 7.5% as compared to the same period in the prior year as a result of an increase in income before taxes of $10,000 or 5.6%.

     NET INCOME

         Primarily as a result of the factors noted above, net income increased $5,000 or 5%, to $106,000 for the quarter ended November 30, 1998 from net income of $101,000 for the quarter ended November 30, 1997.

                           ILM II LEASE CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     FORWARD-LOOKING INFORMATION

         CERTAIN STATEMENTS INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q ("QUARTERLY REPORT") CONSTITUTE "FORWARD-LOOKING STATEMENTS" INTENDED TO QUALIFY FOR THE SAFE HARBORS FROM LIABILITY ESTABLISHED BY SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). THESE FORWARD-LOOKING STATEMENTS GENERALLY CAN BE IDENTIFIED AS SUCH BECAUSE THE CONTEXT OF THE STATEMENT WILL INCLUDE WORDS SUCH AS "BELIEVES," "COULD," "MAY BE," "SHOULD," "ENABLE," "LIKELY TO," "PROSPECTS," "SEEK," "PREDICTS," "POSSIBLE," "FORECASTS," "PROJECTS," "ANTICIPATES," "EXPECTS" AND WORDS OF ANALOGOUS IMPORT AND CORRELATIVE EXPRESSIONS THEREOF, AS WELL AS STATEMENTS PRECEDED OR OTHERWISE QUALIFIED BY: "THERE CAN BE NO ASSURANCE" OR "NO ASSURANCE CAN BE GIVEN." SIMILARLY, STATEMENTS THAT DESCRIBE THE COMPANY'S FUTURE PLANS, OBJECTIVES, STRATEGIES OR GOALS ALSO ARE FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS MAY ADDRESS FUTURE EVENTS AND CONDITIONS CONCERNING, AMONG OTHER THINGS, THE COMPANY'S CASH FLOWS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION; THE CONSUMMATION OF ACQUISITION AND FINANCING TRANSACTIONS AND THE EFFECT THEREOF ON THE COMPANY'S BUSINESS, ANTICIPATED CAPITAL EXPENDITURES, PROPOSED OPERATING BUDGETS AND ACCOUNTING RESERVES; LITIGATION; PROPERTY EXPANSION AND DEVELOPMENT PROGRAMS OR PLANS; REGULATORY MATTERS; AND THE COMPANY'S PLANS, GOALS, STRATEGIES AND OBJECTIVES FOR FUTURE OPERATIONS AND PERFORMANCE. ANY SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO A NUMBER OF ASSUMPTIONS REGARDING, AMONG OTHER THINGS, GENERAL ECONOMIC, COMPETITIVE AND MARKET CONDITIONS. SUCH ASSUMPTIONS NECESSARILY ARE BASED ON FACTS AND CONDITIONS AS THEY EXIST AT THE TIME SUCH STATEMENTS ARE MADE, THE PREDICTION OR ASSESSMENT OF WHICH MAY BE DIFFICULT OR IMPOSSIBLE AND, IN ANY CASE, BEYOND THE COMPANY'S CONTROL. FURTHER, THE COMPANY'S BUSINESS IS SUBJECT TO A NUMBER OF RISKS THAT MAY AFFECT ANY SUCH FORWARD-LOOKING STATEMENTS AND ALSO COULD CAUSE ACTUAL RESULTS OF THE COMPANY TO DIFFER MATERIALLY FROM THOSE PROJECTED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS IN THIS PARAGRAPH. MOREOVER, THE COMPANY DOES NOT INTEND TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS TO REFLECT ANY CHANGES IN GENERAL ECONOMIC, COMPETITIVE OR MARKET CONDITIONS AND DEVELOPMENTS BEYOND ITS CONTROL.

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

                                        BY:  ILM II LEASE CORPORATION
                                             ------------------------



                                        By: /S/ JEFFRY R. DWYER
                                            -------------------------
                                            Jeffry R. Dwyer
                                            Chief Operating Officer
                                            (Principal Accounting Officer)



Dated: NOVEMBER 12, 1999
       -----------------