Form 10-Q/A
period 1999-02-28
ILM II LEASE CORP
filed 1999-11-22
CIK 932092

=============================================================================

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

                         Commission File Number: 0-25880

                            ILM II LEASE CORPORATION
             (Exact name of registrant as specified in its charter)

         VIRGINIA                                   04-3248639
-------------------------------                 -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

8180 GREENSBORO DRIVE, SUITE 850, MCLEAN, VA           22102
---------------------------------------------  -----------------------
  (Address of principal executive office)            (Zip Code)

Registrant's telephone number, including area code:  (888) 257-3550
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___No _X__

Shares of common stock outstanding as of February 28, 1999:  5,180,952.

=============================================================================

                      ILM II LEASE CORPORATION

                               INDEX

Part I.  Financial Information                                                                              PAGE

         Item 1.  Financial Statements

                  Balance Sheets
                  February 28, 1999 (Unaudited) and August 31, 1998............................................4

                  Statements of Income
                  For the six  months and three months ended February 28, 1999 and 1998 (Unaudited)............5

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

                  Notes to Financial Statements (Unaudited).................................................8-12

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....13-17

Part II.  Other Information...................................................................................18

         Item 6.  Exhibits and Reports on Form 8-K............................................................18

Signatures....................................................................................................19

                              ILM II LEASE CORPORATION


PART I.  FINANCIAL INFORMATION
         Item I.  Financial Statements
                  (See next page)


                          ILM II LEASE CORPORATION

                               BALANCE SHEETS
             February 28, 1999 (Unaudited) and August 31, 1998
               (Dollars in thousands, except per share data)

                             ASSETS

                                                                  FEBRUARY 28, 1999           AUGUST 31, 1998
                                                                  -----------------           ---------------
Cash and cash equivalents                                               $  1,167                    $1,497
Accounts receivable, net                                                     145                        89
Accounts receivable - related party                                          102                       102
Prepaid expenses and other assets                                             48                        50
Tax refund receivable                                                         27                       158
                                                                          -------                   -------
      Total current assets                                                 1,489                     1,896

Furniture, fixtures and equipment                                            939                       783
      Less:  accumulated depreciation                                       (344)                     (225)
                                                                          -------                   ------
                                                                             595                       558

Deposits                                                                       9                         9
Deferred tax asset, net                                                       88                       270
                                                                          ------                    ------
                                                                          $2,181                    $2,733
                                                                          ======                    ======


                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                    $   678                   $   789
Termination fee payable                                                        -                       650
Real estate taxes payable                                                    103                       209
Accounts payable - related party                                             332                       287
Security deposits                                                             36                        25
                                                                          ------                    ------
      Total current liabilities                                            1,149                     1,960

Deferred rent payable                                                         62                        76
                                                                          ------                    ------
      Total liabilities                                                    1,211                     2,036

Shareholders' equity:
       Common stock, $0.01 par value, 20,000,000 shares
           authorized 5,180,952 issued and outstanding                        52                        52
       Additional paid-in capital                                            448                       448
       Retained earnings                                                     470                       197
                                                                          ------                    ------
              Total shareholders' equity                                     970                       697
                                                                          ------                    ------
                                                                          $2,181                    $2,733
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

                            ILM II LEASE CORPORATION

                             STATEMENTS OF INCOME
For the six months and three months ended February 28, 1999 and 1998 (Unaudited)
               (Dollars in thousands, except per share data)


                                                                Six Months Ended            Three Months Ended
                                                                  February 28,                 February 28,
                                                                  ------------                 ------------
                                                                  1999            1998          1999           1998
                                                                  ----            ----          ----           ----

REVENUES:
   Rental and other income                                       $8,122         $7,600        $4,085         $3,868
   Interest income                                                    7             12             4              7
                                                               --------         ------      --------       --------
                                                                  8,129          7,612         4,089          3,875
EXPENSES:

   Facilities lease  rent expense                                 2,644          2,446         1,333          1,254
   Dietary salaries, wages and food service expenses              1,366          1,320           675            657
   Administrative salaries, wages and expenses                      597            570           315            287
   Marketing salaries, wages and expenses                           323            332           153            165
   Utilities                                                        527            522           254            253
   Repairs and maintenance                                          286            251           156            131
   Real estate taxes                                                262            308           128            125
   Property management fees                                         547            444           323            239
   Other property operating expenses                                708            694           349            349
   General and administrative expenses                              118            106            60             57
   Directors compensation                                            27             34            13             18
   Professional fees                                                151            316           (20)           194
   Depreciation expense                                             118             44            72             21
                                                                 ------          -----         -----          -----
                                                                  7,674          7,387         3,811          3,750
                                                                  -----          -----         -----          -----

Income before taxes                                                 455            225           278            125

Income tax expense:

   Current                                                            -            235             -             50
   Deferred                                                         182          (145)           111              -
                                                                    ---          -----           ---          -----
                                                                    182            90            111             50
                                                                    ---          -----           ---          -----

NET INCOME                                                       $  273         $  135        $  167          $  75
                                                                 ======         ======        ======          =====
Basic earnings per share of common stock                         $ 0.05         $ 0.03        $ 0.03          $0.01
                                                                 ======         ======        ======          =====

The above earnings per share of common stock is based upon the 5,180,952 shares outstanding for each period.

                      See accompanying notes.

                          ILM II LEASE CORPORATION

                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        For the six months ended February 28, 1999 and 1998 Unaudited)
               (Dollars in thousands, except per share data)

                                       Common Stock             Additional
                                      $.01 PAR VALUE              Paid-In         Retained
                                    Shares             Amount     Capital         Earnings               Total
Balance at August 31, 1997        5,180,952             $ 52             $448            $219            $ 719

Net Income                                -                -                -             135              135
                                  ---------            -----           ------            ----            -----
Balance at February 28, 1998      5,180,952             $ 52             $448            $354            $ 854
                                  =========            =====           ======            ====            =====
Balance at August 31, 1998        5,180,952             $ 52             $448            $197            $ 697

Net Income                                -                -                -             273              273
                                  ---------            -----           ------            ----            -----

Balance at February 28, 1999      5,180,952             $ 52             $448            $470            $ 970
                                  =========            =====           ======            ====            =====



                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
      For the six months ended February 28, 1999 and 1998 (Unaudited)
                            (Dollars In thousands)

                                                                             SIX MONTHS ENDED
                                                                               FEBRUARY 28,

                                                                                  1999           1998
                                                                                  ----           ----

Cash flows from operating activities:
   Net income                                                                   $ 273            $ 135
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation expense                                                    118               44
          Deferred tax expense (benefit)                                          182             (145)
          Changes in assets and liabilities:
            Accounts receivable, net                                              (56)              54
            Accounts receivable - related party                                     -              (64)
            Prepaid expenses and other assets                                       2              241
            Tax refund receivable                                                 131                -
            Accounts payable and accrued expenses                                (111)              44
            Accounts payable - related party                                       45              429
            Termination fee payable                                              (650)               -
            Real estate taxes payable                                            (106)             (96)
            Income taxes payable                                                    -              101
            Deferred rent payable                                                 (14)               -
            Security deposits, net                                                 11               (7)
                                                                                  ---              ---
               Net cash (used in) provided by operating activities               (175)             736

Cash flows from investing activities:
       Additions to furniture, fixtures and equipment                            (157)             (68)
                                                                                 ----             ----
            Net cash used in investing activities                                (157)             (68)

Net (decrease) increase in cash and cash equivalents                             (330)             668

Cash and cash equivalents, beginning of period                                  1,497            1,156
                                                                                -----            -----

Cash and cash equivalents, end of period                                       $1,167           $1,824
                                                                               ======           ======
SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for state income taxes                             $    3           $    -
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

                  On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these potential expansions if they are pursued. ILM II Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the six- and three-month periods ended February 28, 1999, Capital Senior Development, Inc. earned no fees from the Company compared to fees of $99,000 and $59,000 earned for the six- and three-month periods ended February 28, 1998, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

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

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                (continued)

4.   LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, who, through July 28, 1998 was a Director of the Company and President, Chief Executive Officer and Director of ILM II, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance financial recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $239,000 as of February 28, 1999. The Company's Board also concluded that, subject to certain conditions, legal fees and expenses incurred by Capital and its affiliates in the California litigation. Subsequently, the Boards of Directors of the Company and Lease I voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By February 28, 1999, $209,000 of legal fees had been either advanced or accrued in the Company's financial statements and $313,000 of legal fees have been either advanced or accrued in Lease I's financial statements for Capital's California litigation costs.

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

    EXPENSES

           Total expenses were $7,674,000 for the six months ended February 28, 1999 compared to $7,387,000 for the same period in the prior year, representing an increase of $287,000 or 3.9%. This increase was primarily due to increases in Facilities Lease rent expense of $198,000 or 8.1%; property management fees of $103,000 or 23.2%; and depreciation expense of $74,000 or 168.2%, offset by a $165,000 or 52.2% decrease in professional fees as a result of settling the AHC litigation as well as minor increases and decreases in certain other expenses. The increase in Facilities Lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in property management fees is attributable to higher incentive management fees earned by the property manager as a result of improved performance at the Senior Housing Facilities. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 2000, as such assets are not subject to repurchase by ILM II Holding.

    INCOME TAX EXPENSE

     Income tax expense increased overall by $92,000 or 102.2% as compared to the same period in the prior year, as a result of an increase in income before taxes of $230,000 or 50.5%.

    NET INCOME

     Primarily as a result of the factors noted above, net income increased $138,000 or 102.2%, to net income of $273,000 for the six months ended February 28, 1999 from net income of $135,000 for the six months ended February 28, 1998.

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

    EXPENSES

         Total expenses were $3,811,000 for the quarter ended February 28, 1999 compared to $3,750,000 for the same period in the prior year, representing an increase of $61,000 or 1.6%. This increase was principally comprised of increases in Facilities Lease rent expense of $79,000 or 6.3%; property management fees of $84,000 or 35.1%; and depreciation expense of $51,000 or 242.9%, offset by significant decreases in professional fees of $214,000 or 110.3% as a result of settling the AHC litigation as well as a $209,000 or 98% decrease in general and administrative expense due to changes in estimated liabilities at August 31, 1997, that were reduced in 1998. The increase in Facilities Lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in property management fees is attributable to higher incentive management fees earned by the property manager as a result of improved performance at the Senior Housing Facilities. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM Holding.

                          ILM II LEASE CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (CONTINUED)

    INCOME TAX EXPENSE

         Income tax expense increased overall by $61,000 or 122%, as compared to the same period in the prior year, as a result of an increase in income before taxes of $153,000 or 122.4%.

    NET INCOME

         Primarily as a result of the factors noted above, net income increased $92,000 or 122.7% to net income of $167,000 for the quarter ended February 28, 1999 from net income of $75,000 for the quarter ended February 28, 1998.

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

                                            BY: ILM II LEASE CORPORATION

                                            By: /S/ JEFFRY R. DWYER
                                                ---------------------------
                                                Jeffry R. Dwyer
                                                President

Dated: NOVEMBER 12, 1999