Form 10-Q/A
period 1999-05-31
ILM II LEASE CORP
filed 1999-11-22
CIK 932092

===============================================================================


         UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

             -----------------------------------------

                            FORM 10-Q/A

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    --            SECURITIES EXCHANGE ACT OF 1934

              FOR QUARTERLY PERIOD ENDED MAY 31, 1999

                                OR

    __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ____ to ____.

                  Commission File Number: 0-25880

                     ILM II LEASE CORPORATION
                     ------------------------
      (Exact name of registrant as specified in its charter)

          Virginia                                           04-3248639
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

8180 GREENSBORO DRIVE, SUITE 850, MCLEAN, VA                    22102
-------------------------------------------------------------------------------
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:          (888) 257-3550
                                                       -------------------------

            Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
Title of each class                                       which registered
-------------------                                    -----------------------
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

Signatures....................................................................................................18

                           ILM II LEASE CORPORATION

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (See next page)

                                             ILM II LEASE CORPORATION

                                                  BALANCE SHEETS May 31, 1999
                                   (Unaudited) and August 31, 1998 (Dollars in thousands, except per share data)

                                                      ASSETS

                                                                     May 31, 1999             August 31, 1998
                                                                     ------------             ---------------
Cash and cash equivalents                                               $  1,363                    $1,497
Accounts receivable, net                                                     162                        89
Accounts receivable - related party                                          102                       102
Prepaid expenses and other assets                                             66                        50
Tax refund receivable                                                         27                       158
                                                                       ---------                   -------
      Total current assets                                                 1,720                     1,896

Furniture, fixtures and equipment                                          1,010                       783
      Less:  accumulated depreciation                                       (424)                     (225)
                                                                       ---------                   -------
                                                                             586                       558

Deposits                                                                       9                         9
Deferred tax asset, net                                                       25                       270
                                                                       ---------                   -------
                                                                          $2,340                    $2,733
                                                                       =========                   =======

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                    $   742                   $   789
Termination fee payable                                                        -                       650
Real estate taxes payable                                                    116                       209
Accounts payable - related party                                             321                       287
Security deposits                                                             42                        25
                                                                       ---------                   -------
      Total current liabilities                                            1,221                     1,960

Deferred rent payable                                                         54                        76
                                                                       ---------                   -------
      Total liabilities                                                    1,275                     2,036

Shareholders' equity:

       Common stock, $0.01 par value, 20,000,000 shares

           authorized 5,180,952 issued and outstanding                        52                        52
       Additional paid-in capital                                            448                       448
       Retained earnings                                                     565                       197
                                                                       ---------                   -------
              Total shareholders' equity                                   1,065                       697
                                                                       ---------                   -------
                                                                          $2,340                    $2,733
                                                                       =========                   =======

                             See accompanying notes.

                             ILM II LEASE CORPORATION

                                STATEMENTS OF INCOME

    For the nine months and three months ended May 31, 1999 and 1998 (Unaudited)
                   (Dollars in thousands, except per share data)

                                                                   Nine Months Ended            Three Months Ended
                                                                        May 31,                       May 31,
                                                                        -------                       -------
                                                                  1999            1998          1999           1998
                                                                  ----            ----          ----           ----
REVENUES:
   Rental and other income                                      $12,130        $11,508        $4,008        $ 3,908
   Interest income                                                   12             32             4             19
                                                               --------        -------        ------        -------
                                                                 12,142         11,540         4,012          3,927
EXPENSES:
   Facilities lease  rent expense                                 3,947          3,700         1,302          1,262
   Dietary salaries, wages and food service expenses              2,050          1,989           685            670
   Administrative salaries, wages and expenses                      888            750           291            180
   Marketing salaries, wages and expenses                           513            514           191            182
   Utilities                                                        772            770           245            248
   Repairs and maintenance                                          447            392           162            141
   Real estate taxes                                                394            435           131            127
   Property management fees                                         773            684           225            240
   Other property operating expenses                              1,074          1,058           366            364
   General and administrative expenses                              187            199            82             92
   Directors compensation                                            39             56            12             22
   Professional fees                                                245            588            81            261
   Depreciation expense                                             199             64            81             21
                                                               --------        -------        ------        -------
                                                                 11,528         11,199         3,854          3,810
                                                               --------        -------        ------        -------

Income before taxes                                                 614            341           158            117

Income tax expense:
   Current                                                            -            113             -           (122)
   Deferred                                                         246             23            63            169
                                                               --------        -------        ------        -------
                                                                    246            136            63             47
                                                               --------        -------        ------        -------
                                                                                   136

NET INCOME                                                     $    368         $  205        $   95         $   70
                                                               ========         ======        ======         ======

Basic earnings per share of common stock                       $   0.07         $ 0.04        $ 0.01         $ 0.01
                                                               ========         ======        ======         ======


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

                             ILM II LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           For the nine months ended May 31, 1999 and 1998 (Unaudited)
                  (Dollars in thousands, except per share data)

                                         Common Stock
                                        $.01 PAR VALUE              Additional
                                        --------------                Paid-In       Retained
                                   Shares             Amount          Capital       Earnings             Total
                                   ------             ------          -------       --------             -----
Balance at August 31, 1997        5,180,952             $ 52             $448            $219         $    719

Net Income                                -                -                -             205              205
                                  ---------             ----             ----            ----           ------


Balance at May 31, 1998           5,180,952             $ 52             $448            $424          $   924
                                  =========             ====             ====            ====          =======

Balance at August 31, 1998        5,180,952             $ 52             $448            $197          $   697

Net Income                                                 -                -             368              368
                                  ---------             ----             ----            ----           ------
                                          -

Balance at May 31, 1999           5,180,952             $ 52             $448            $565           $1,065
                                  =========             ====             ====            ====           ======

                             See accompanying notes.

                             ILM II LEASE CORPORATION

                              STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 1999 and 1998 (Unaudited)

                               (Dollars In thousands)

                                                                                     Nine Months Ended
                                                                                           May 31,
                                                                                           -------
                                                                                      1999           1998
                                                                                     -----           ----
Cash flows from operating activities:
   Net income                                                                        $368           $  205
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
          Depreciation expense                                                        199               64
          Deferred tax expense (benefit)                                              245             (137)
          Changes in assets and liabilities:
                  Accounts receivable, net                                            (73)              53
                  Accounts receivable - related party                                   -             (121)
                  Prepaid expenses and other assets                                   (16)             254
                  Tax refund receivable                                               131                -
                  Accounts payable and accrued expenses                               (47)              (40)
                  Accounts payable - related party                                     34             1,118
                  Termination fee payable                                            (650)                -
                  Real estate taxes payable                                           (93)              (82)
                  Income taxes payable                                                  -               139
                  Deferred rent payable                                               (22)              (24)
                  Security deposits, net                                               17                (2)
                                                                                   ------            ------
                       Net cash provided by operating activities                       93             1,427

Cash flows from investing activities:
                Additions to furniture, fixtures and equipment                       (227)             (167)
                                                                                   ------            ------
                       Net cash used in investing activities                         (227)             (167)
Net (decrease) increase in cash and cash equivalents                                 (134)            1,260
Cash and cash equivalents, beginning of period                                      1,497             1,156
                                                                                   ------            ------
Cash and cash equivalents, end of period                                           $1,363            $2,416
                                                                                   ======            ======
SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for state income taxes                                   $  3            $    -
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

                             ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

2.   THE FACILITIES LEASE AGREEMENT

         ILM II Holding (the "Lessor") leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease is scheduled to expire on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility), unless terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. As noted below in Recent Developments, ILM II has entered into an agreement and plan of merger with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. While there can be no assurance, consummation of the merger is presently anticipated by the end of calendar 1999. The lease is accounted for as an operating lease in the Company's financial statements.

         Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM II Holding are summarized as follows:

                                                                          Year Facility      Rentable        Resident
           Name                           Location                            Built         Units (2)     Capacities (2)
           ----                           --------                            -----         ---------     --------------
           The Palms                      Fort Myers, FL                       1988            205             255
           Crown Villa                    Omaha, NE                            1992              73             73
           Overland Park Place            Overland Park, KS                    1984            141             153
           Rio Las Palmas                 Stockton, CA                         1988            164             190
           The Villa at Riverwood         St. Louis County, MO                 1986            120             140
           Villa Santa Barbara (1)        Santa Barbara, CA                    1979            125             125


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

    RECENT DEVELOPMENTS

         On February 7, 1999, ILM II entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. While there can be no assurance, consummation of the merger is presently anticipated by the end of calendar 1999. In connection with the merger, ILM II has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

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

                              ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                     (continued)

3.    RELATED PARTY TRANSACTIONS (CONTINUED)

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these potential expansions if they are pursued. ILM II Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the nine- and three-month periods ended May 31, 1999, Capital Senior Development, Inc. earned no fees from the Company compared to fees of $73,000 and $14,000 earned for the nine- and three-month periods ended May 31, 1998, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary, President and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the nine- and three-month periods ended May 31, 1999, Greenburg Traurig earned fees from the Company of $54,000 and $0, respectively. For the nine- and three-month periods ended May 31, 1998, Greenberg Traurig earned fees from the Company of $115,000 and $56,000, respectively.

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

                               ILM II LEASE CORPORATION
                      Notes to Financial Statements (Unaudited)
                                     (continued)

4.    LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, Lawrence Cohen, who, through July 28, 1998 was a Director of the Company and President, Chief Executive Officer and Director of ILM II, and others alleging that the defendants intentionally interfered with AHC's property management agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $239,000 as of May 31, 1999. The Company's Board also concluded that, subject legal fees and expenses incurred by Capital and its affiliates in the California litigation. Subsequently, the Boards of Directors of the Company and Lease I voted to increase the maximum amount of the advance to $100,000. By the end of November 1997, Capital had incurred $100,000 of legal expenses in the California litigation. On February 2, 1998, the amount to be advanced to Capital was increased to include 75% of the California litigation legal fees and costs incurred by Capital for December 1997 and January 1998, plus 75% of such legal fees and costs incurred by Capital thereafter, not to exceed $500,000. By May 31, 1999, $226,000 of legal fees had been either advanced or accrued in the Company's financial statements and $339,000 of legal fees have been either advanced or accrued in Lease I's financial statements for Capital's California litigation costs.

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

                              ILM II LEASE CORPORATION

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM II Holding decide that any of the Senior Housing Facilities should be expanded, the Facilities Lease Agreement between the Company and ILM II Holding would be amended to include such expansion. Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for use of all the Senior Housing Facilities in the aggregate amount of $4,035,600. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent was $943,000 and $301,000 for the nine-and three-month periods ended May 31, 1999, respectively, compared to $697,000 and $261,000 for the nine- and three-month periods ended May 31, 1998, respectively.

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

RECENT DEVELOPMENTS

    On February 7, 1999, ILM II entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. While there can be no assurance, consummation of the merger is presently anticipated by the end of calendar 1999. In connection with the merger, ILM II has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the six properties in which the Company has invested averaged 94% and 92% for the nine- and three-month periods ended May 31, 1999, respectively, compared to 94% and 95% for the nine- and three-month periods ended May 31, 1998, respectively. Base rent payments of $4,035,600 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues, which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM II Holding.

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

EXPENSES

      Total expenses were $11,528,000 for the nine months ended May 31, 1999 compared to $11,199,000 for the same period in the prior year, representing an increase of $329,000 or 2.9%. This increase was primarily due to increases in facilities lease rent expense of $247,000 or 6.7%, administrative salaries and expenses of $138,000 or 18.4%; depreciation expense of $135,000 or 210.9%; and property management fees of $89,000 OR 13%, offset by a $343,000 or 58.3% decrease in professional fees as a result of settling the AHC litigation as well as minor increases and decreases in certain other expenses. The increase in facilities lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 2000, as such assets are not subject to repurchase by ILM II Holding. The increase in property management fees is attributable to higher incentive management fees earned by the property manager as a result of improved performance at the Senior Housing Facilities.

INCOME TAX EXPENSE

    Income tax expense increased overall by $110,000 or 80.9% as compared to the same period in the prior year, as a result of an increase in income before taxes of $273,000 or 44.5%, from $341,000 in 1998 to $614,000 in 1999.

NET INCOME

    Primarily as a result of the factors noted above, net income increased $163,000 pr 79.5% to $368,000 for the nine months ended May 31, 1999 from net income of $205,000 for the nine months ended May 31, 1998.

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

EXPENSES

    Total expenses were $3,854,000 for the quarter ended May 31, 1999 compared to $3,810,000 for the same period in the prior year, representing an increase of $44,000 or 1.2%. This increase was principally comprised of increases in administrative salaries and expenses of $111,000 or 61.7%; depreciation expense of $60,000 or 285.7%; and facilities lease rent expense of $40,000 or 3.2%; offset by significant decreases in professional fees of $180,000 or 69% as a result of settling the AHC litigation. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date of December 31, 1999, as such assets are not subject to repurchase by ILM II Holding. The increase in facilities lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement.

                              ILM II LEASE CORPORATION

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (CONTINUED)

INCOME TAX EXPENSE

    Income tax expense increased overall by $16,000 or 34% as compared to the same period in the prior year, as a result of an increase in income before taxes of $41,000 or 35%.

NET INCOME

    Primarily as a result of the factors noted above, net income increased $25,000 or 33% to $95,000 for the quarter ended May 31, 1999 from net income of $70,000 for the quarter ended May 31, 1998.

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

                                       BY:  ILM II LEASE CORPORATION

                                       By:  /s/ Jeffry R. Dwyer
                                           -----------------------------
                                            Jeffry R. Dwyer
                                            President

Dated: November 12, 1999
       ------------------