Form 10-K
period 1999-08-31
ILM II LEASE CORP
filed 1999-11-29
CIK 932092

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

       X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      ---                SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1999
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      ---       SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from       to        .
                                               ------   -------
                         Commission File Number: 0-25880

                            ILM II LEASE CORPORATION
             (Exact name of registrant as specified in its charter)

       Virginia                                                04-3248639
-----------------------                                   ----------------------
(State of organization)                                     (I.R.S. Employer
                                                           Identification No.)

8180 Greensboro Drive, Suite 850, McLean, VA                         22102
--------------------------------------------------------------------------------
  (Address of principal executive office)                           (Zip Code)

Registrant's telephone number, including area code:             (888) 257-3550
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
                                       ---      ---

Shares of common stock outstanding as of August 31, 1999: 5,180,952. The aggregate sales price of the shares sold was $500,000. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
      Documents                                             Form 10-K Reference
----------------------------------------------              -------------------
Registration Statement on Form 10 of registrant             Part III, Part IV
dated July 20, 1995, as supplemented

                                                            Part IV
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            ILM II LEASE CORPORATION
                                 1999 FORM 10-K

                                TABLE OF CONTENTS

PART I                                                                                             PAGE

Item     1   Business...............................................................................I-1

Item     2   Properties.............................................................................I-5

Item     3   Legal Proceedings......................................................................I-6

Item     4   Submission of Matters to a Vote of Security Holders....................................I-6


PART II

Item     5   Market for the Registrant's Shares and Related
             Stockholder Matters....................................................................II-1

Item     6   Selected Financial Data................................................................II-2

Item     7   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.............................................................II-3

Item     8   Financial Statements and Supplementary Data............................................II-8

Item     9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................................II-8


PART III

Item     10  Directors and Executive Officers of the Registrant.....................................III-1

Item     11  Executive Compensation.................................................................III-4

Item     12  Security Ownership of Certain Beneficial Owners and Management.........................III-4

Item     13  Certain Relationships and Related Transactions.........................................III-4


PART IV

Item     14  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................IV-1

Signatures..........................................................................................IV-2

Index to Exhibits...................................................................................IV-3

Financial Statements and Supplementary Data........................................................F1-F15

                            ILM II LEASE CORPORATION

                                     PART I

ITEM 1. BUSINESS

         ILM II Lease Corporation (the "Company") was incorporated on September 12, 1994, under the laws of the State of Virginia by ILM II Senior Living, Inc., a Virginia finite-life corporation ("ILM II"), formerly PaineWebber Independent Living Mortgage Inc. II, to operate six rental housing projects that provide independent-living and assisted-living services for senior citizens (the "Senior Housing Facilities") under the terms of a facilities lease agreement dated September 1, 1995 (the "Facilities Lease Agreement"), between the Company, as lessee, and ILM II Holding, Inc. ("ILM II Holding"), as lessor, and a direct subsidiary of ILM II. The Company's sole business is the operation of the Senior Housing Facilities.

         ILM II contributed $500,000 to the Company in return for all of the issued and outstanding shares of the Company's common stock. ILM II had originally made mortgage loans secured by the Senior Housing Facilities to Angeles Housing Concepts, Inc. ("AHC") between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM II were merged into ILM II Holding. As part of the fiscal 1994 settlement agreement with AHC (the "Settlement Agreement"), ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement which was assigned to the Company as of September 1, 1995. As discussed further in Item 7, the agreement with AHC was terminated in July 1996. ILM II is a public company subject to the reporting obligations of the Securities and Exchange Commission.

         ILM II has elected to qualify and be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM II's annual gross income must be Qualified Rental Income as defined by the Code. The rent paid by the residents of the Senior Housing Facilities likely would not be deemed to be Qualified Rental Income because of the extent of services provided to residents. Consequently, the operation of the Senior Housing Facilities by ILM II or its subsidiaries over an extended period of time could adversely affect ILM II's status as a REIT. Therefore, ILM II formed the Company to operate the Senior Housing Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM II common stock on September 1, 1995. Because the Company, which is taxed as a so-called "C" corporation, is no longer a subsidiary of ILM II, it can receive service-related income without endangering the REIT status of ILM II.

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

         ILM II Holding (the "Lessor"), a majority-owned subsidiary of ILM II, leases the Senior Housing Facilities to the Company (the "Lessee"), pursuant to the Facilities Lease Agreement. Such lease is scheduled to expire on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility) unless terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. ILM II has entered into an agreement and plan of merger with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. While there can be no assurance, consummation of the merger is presently anticipated in the first quarter of calendar year 2000. The lease is accounted for as an operating lease in the Company's financial statements.

                            ILM II LEASE CORPORATION

         In July 1996, the Company terminated the property management agreement with AHC, and the Company entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. As a result, the Management Agreement with Capital was considered a related party transaction through July 28, 1998.

         Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $4,035,600. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. For the fiscal years ended August 31, 1999 and 1998, variable rent expense was $1,261,000 and $984,000, respectively.

         On February 7, 1999, ILM I entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

                            ILM II LEASE CORPORATION

         Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM II Holding as of August 31, 1999 are summarized as follows:

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

                            ILM II LEASE CORPORATION

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

         As discussed further in Item 7, on July 29, 1996, the Company terminated the property management agreement with AHC and retained Capital to be the property manager of the Senior Housing Facilities, and ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. As a result, through July 28, 1998, Capital was considered a related party (see
Item 13). Capital earned property management fees from Lease II of $980,000 and $899,000 for the years ended August 31, 1999 and 1998, respectively.

                            ILM II LEASE CORPORATION

ITEM 2.  PROPERTIES

         As of August 31, 1999, the Company has leased the six operating properties referred to under Item 1 to which reference is made for the description, name and location of such properties.

         Average occupancy levels for each fiscal quarter during 1999, along with an average for the year, are presented below for each property:

                                                           Average Quarterly Occupancy
                             -----------------------------------------------------------------------------------------
                                                                                                       Fiscal 1999
                                 11/30/98          2/28/99           5/31/99           8/31/99           Average
                                 --------          -------           -------           -------           -------
The Palms                          94%                93%              91%               89%               92%

Crown Villa                        96%                97%              93%               94%               95%

Overland Park Place                98%                97%              95%               95%               96%

Rio Las Palmas                     92%                92%              91%               92%               92%

The Villa at Riverwood             97%                93%              86%               87%               91%

Villa Santa Barbara                97%                99%              97%               97%               98%


ITEM 3.  LEGAL PROCEEDINGS

         On July 29, 1996, the Company and ILM II Holding (collectively for this Item 3, the "Companies") terminated a property management agreement with AHC which covered the six Senior Housing Facilities leased by the Company from ILM II Holding. The management agreement with AHC was terminated for cause pursuant to the contract. Simultaneously, with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged, among other things, that AHC willfully performed actions specifically in violation of the agreement and that such actions caused damages to the Companies.

         Due to the termination of the management agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the management agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic State of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleged that the management agreement was wrongfully terminated for cause and requested damages which included the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorneys' fees and expenses.

                            ILM II LEASE CORPORATION

         The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM I and ILM II in the amount of $1,000,000. The orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM II and Lease I filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the orders.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence
A. Cohen, who, through July 28, 1998, was a Director of the Company and President, Chief Executive Officer and Director of ILM II, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 1999, the amount advanced to Capital by the Company and Lease I for Capital's California litigation costs totaled approximately $563,000.

         On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a Settlement Agreement with AHC. The Company and Lease I agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. On September 4, 1998, the full settlement amounts were paid to AHC and its affiliates with the Company paying $650,000 and Lease I paying $975,000.

         The Company has pending claims incurred in the normal course of business which, in the opinion of the Company's Board of Directors, will not have a material effect on the financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                            ILM II LEASE CORPORATION

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER MATTERS

         Prior to September 1, 1995, the Company was a wholly-owned subsidiary of ILM II. Pursuant to a reorganization and distribution agreement, ILM II capitalized the Company with $500,000, an amount estimated to provide the Company with necessary working capital. On September 1, 1995, MAVRICC Management Systems, Inc., as the distribution agent, caused to be issued on the stock records of the Company the distributed common stock of the Company, in uncertificated form, to the holders of record of ILM II common stock at the close of business on July 14, 1995. One share of the Company's common stock was distributed for each outstanding share of ILM II common stock. No certificates or scrip representing fractional shares of the Company's common stock were issued to holders of ILM II common stock as part of the distribution. In lieu of receiving fractional shares, each holder of ILM II common stock who would otherwise have been entitled to receive a fractional share of the Company's common stock received a cash payment equivalent to $0.14 per share for such fractional interest. At August 31, 1999, there were 3,282 record holders of the Company's shares. The shares do not trade on an established exchange and the only market that has developed is a secondary market; therefore, little resale activity occurs. Although PaineWebber and others may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent.

         The Company did not pay cash dividends in fiscal years 1999, 1998 and 1997, and may or may not determine to pay cash dividends in the future.

         On February 7, 1999, ILM II entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. While there can be no assurance, consummation of the merger is presently anticipated in the first quarter of calendar year 2000. In connection with the merger, ILM II has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

                            ILM II LEASE CORPORATION

ITEM 6.  SELECTED FINANCIAL DATA

                            ILM II LEASE CORPORATION
                  (Dollars in thousands, except per share data)


                                                            For the year ended August 31,
                                                1999                     1998                        1997
                                        ---------------------    ---------------------     --------------------
Revenues                                       $16,250                 $15,524                    $14,433

Income (loss) before income taxes                  911                     (36)                       (67)

Income tax expense (benefit)                       342                     (14)                       (27)
                                           ----------------           --------------          ---------------

Net income (loss)                              $  569                   $  (22)                    $  (40)
                                           ----------------           --------------          ---------------
                                           ----------------           --------------          ---------------

Net income (loss) per share of common
stock                                          $ 0.10                    $ 0.00                     $(0.01)
                                           ----------------           --------------          ---------------
                                           ----------------           --------------          ---------------
Total assets                                 $  2,770                  $  2,733                   $  2,126
                                           ----------------           --------------          ---------------
                                           ----------------           --------------          ---------------
Shares outstanding                          5,180,952                 5,180,952                  5,180,952


         The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 14 in this annual report.

                            ILM II LEASE CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Company was formed in 1995 by ILM II, a publicly-held, non-traded REIT, for the purpose of operating six Senior Housing Facilities under the terms of a Facilities Lease Agreement. ILM II contributed $500,000 in return for all of the issued and outstanding shares of the Company's common stock. ILM II had originally made mortgage loans secured by the Senior Housing Facilities to AHC between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, these property-owning subsidiaries of ILM II were merged into ILM II Holding, which is also a majority-owned subsidiary of ILM II. As part of the fiscal 1994 Settlement Agreement with AHC, ILM II Holding retained AHC as the property manager for the Senior Housing Facilities pursuant to the terms of a management agreement which was assigned to the Company as of September 1, 1995. As discussed further below, the management agreement with AHC was terminated in July 1996.

         ILM II has elected to qualify and be taxed as a REIT under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM II's annual gross income must be Qualified Rental Income as defined by the Code. The rent paid by the residents of the Senior Housing Facilities likely would not be deemed to be Qualified Rental Income because of the extent of services provided to residents. Consequently, the operation of the Senior Housing Facilities by ILM II or its subsidiaries over an extended period of time could adversely affect ILM II's status as a REIT. Therefore, ILM II formed the Company to operate the Senior Housing Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM II common stock. Because the Company, which is taxed as a so-called "C" corporation, is no longer a subsidiary of ILM II, it can receive service-related income without endangering the REIT status of ILM II.

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

         Pursuant to the Facilities Lease Agreement, the Company pays base rent for the use of the Senior Housing Facilities in the aggregate amount of $4,035,600. The facilities lease is a "triple-net" lease whereby the Company, as Lessee, pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. For the fiscal years ended August 31, 1999 and 1998, variable rent expense was $1,261,000 and $984,000, respectively.

         As noted above, the Company's Facilities Lease Agreement is scheduled to expire on December 31, 2000. Accordingly, since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM II, there is no assurance that the Company's operations will continue beyond December 2000. The Facilities Lease Agreement may be terminated earlier, however, by ILM II Holding upon 30 days' notice to the Company in connection with a sale to a non-affiliated third party of the Senior Housing Facilities.

                            ILM II LEASE CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         On July 29, 1996, the Company terminated the management agreement with AHC covering six Senior Housing Facilities leased by the Company (see "Item 3. Legal Proceedings") and retained Capital to be the manager of the Senior Housing Facilities. ILM II has guaranteed payment of all fees due to Capital under the terms of the Management Agreement. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer and Acting Chief Financial Officer of Capital Senior Living Corporation. As a result, the Management Agreement with Capital was considered a related party transaction through July 28, 1998. Under the terms of the management agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined, as well as an incentive management fee equal to 25% of the amount by which net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of facility expansion costs.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence
A. Cohen, who, through July 28, 1998, was a Director of the Company and President, Chief Executive Officer and Director of ILM II, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 1999, the amount advanced to Capital by the Company and Lease I for Capital's California litigation costs totaled approximately $563,000.

         Occupancy levels for the six properties which the Company leases from ILM II Holding averaged 94% and 96% for the years ended August 31, 1999 and 1998, respectively. The Senior Housing Facilities have generated sufficient net cash flow to cover the base rent payments at their current level of $4,035,600 per year since the inception of the Company's operations. Base rent payments of $4,035,600 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent beginning in January 1997. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM II Holding. In fiscal years ended August 31, 1999 and 1998, the Company had variable rent expense of $1,261,000 and $984,000, respectively.

         At August 31, 1999, the Company had cash and cash equivalents of $1,487,000 compared to $1,497,000 at August 31, 1998. This decrease of $10,000 is primarily attributable to the September 4, 1998, payment of the AHC litigation settlement of $650,000 and increased investment in capital improvements, offset by other cash flows provided by operating activities. As noted above, under the terms of the Facilities Lease Agreement, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal years 1999, 1998 and 1997. The Company may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon

                            ILM II LEASE CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

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

         Based on ongoing assessments, the Company, through Capital, its property manager, has developed a program to modify or replace portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. While there can be no assurance, as of August 31, 1999, the Company believes that it substantially completed all software and hardware upgrades. The Company believes that these modifications and replacements of existing software and certain hardware will mitigate the Year 2000 issue. However, if such modifications and replacements are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company. The costs of Year 2000 remediation are not expected to be material based on the Company's operations.

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

                            ILM II LEASE CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

       REVENUES. Total revenues were $16,250,000 for the year ended August 31, 1999 compared to $15,524,000 for the year ended August 31, 1998, representing an increase of $726,000, or 4.7%. Rental and other income from the Company's senior housing operations increased $751,000 or 4.9%, primarily as a result of increases in rental rates at certain other facilities located in strong markets. Interest income decreased $25,000 or 58.1%, to $18,000 in fiscal year 1999, compared to $43,000 in fiscal year 1998, primarily due to a decrease in cash and cash equivalents experienced throughout most of fiscal year 1999.

       EXPENSES. Total expenses were $15,339,000 in fiscal 1999 compared to $15,560,000 in fiscal 1998, representing a decrease of $221,000 or 1.4%. Although overall expenses remained generally comparable, depreciation expense increased $139,000 or 90.3% due to recognition of changes in remaining useful lives for certain assets purchased in 1999 and prior to conform to the lease expiration date, as such assets are not subject to repurchase by ILM II Holding. Facilities Lease Agreement rent expense increased $277,000 or 5.6% as the result of the increase in variable rents due under the Facilities Lease Agreement. Other increases in expense included administrative salaries, wages and expenses of $106,000 or 9.7%; repairs and maintenance of $82,000 or 14.8%; property management fees of $81,000 or 9.0%; and minor increases in certain other expenses. These increases were offset by a $250,000 or 100% decrease in Termination fee expense and a $655,000 or 74.6% decrease in Professional fees as a result of reduced legal fees subsequent to the AHC litigation settlement. General and administrative costs decreased $95,000 or 29.4% while Director's Compensation decreased $24,000 or 32.0% as a result of fewer Board of Directors meetings.

       INCOME TAX EXPENSE. Income tax expense increased $356,000 from a benefit of $14,000 in fiscal 1998 to expense of $342,000 in fiscal 1999.

       NET INCOME (LOSS). Primarily as a result of the factors discussed above, net income increased $591,000 or to net income of $569,000 in fiscal 1999 from a net loss of $22,000 in fiscal 1998.

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

       EXPENSES. Total expenses were $15,560,000 in fiscal 1998 compared to $14,500,000 in fiscal 1997, representing an increase of $1,060,000, or 7.3%. This increase was principally comprised of increases in Facilities Lease Agreement rent expense of $572,000; marketing salaries, wages and expenses of $31,000; repairs and maintenance of $23,000; property management fees of $192,000; and general and administrative expenses of $701,000. These increases in expenses were offset by decreases in dietary and food service salaries, wages and expenses of $25,000; administrative salaries, wages and expenses of $138,000; other property operating expenses of $175,000; termination fee expense of $150,000 (see "Item 3, Legal Proceedings"); advisory fees of $58,000; and minor decreases in certain other expenses. The increase in Facilities Lease Agreement expense is the result of the increase in variable rents due under the Facilities Lease Agreement. General and administrative expense increased as a result of higher AHC litigation expenses in fiscal 1998. The increases in other operating costs cited above were the result of higher operating levels associated with improved occupancies. In addition, total charges to depreciation expense in fiscal 1998 include additional depreciation expense of $36,000 in recognition of changes in the remaining useful life for certain assets purchased in fiscal 1997 and prior to conform to the lease termination date, as such assets are not subject to repurchase by ILM II Holding.

       INCOME TAX EXPENSE. Income tax benefit decreased from $27,000 in fiscal 1997 to a $14,000 benefit in fiscal 1998. The fiscal 1997 deferred tax provision reflects a reclassification of $160,000 of current tax expense in fiscal 1997, which was ultimately determined to be deductible in fiscal 1998.

       NET INCOME (LOSS). Primarily as a result of the factors discussed above, net loss decreased from a net loss of $40,000 in fiscal 1997 to a net loss of $22,000 in fiscal 1998.


INFLATION

         The Company completed its fourth full year of operations in fiscal 1999. The effects of inflation and changes in prices on the Company's operating results to date have not been significant. Inflation in future periods is likely to cause increases in the Company's expenses, which may be partially offset by increases in revenues from the tenant leases at the Senior Housing Facilities. Rental revenues may tend to rise with inflation since the rental rates on the tenant leases, which are short-term in nature, can be adjusted to keep pace with inflation as market conditions allow. As noted above, under the terms of the Facilities Lease Agreement between the Company and ILM II Holding, the Company is obligated to pay variable rent, in addition to the base rent owed, in an amount equal to 40% of the excess of total revenues from the Senior Housing Facilities over a specified base amount. Accordingly, to the extent that the total revenues are in excess of this threshold, a portion of the increase in revenues would be payable to ILM II Holding.

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

                            ILM II LEASE CORPORATION

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

         (a) and (b) The names and ages of the Directors and Executive Officers of the Company during fiscal 1999 are as follows:

                                                                                                  Dates
         Name                               Office                                     Age        Of Office
         -----                              -------                                    ---        ----------
         Jeffry R. Dwyer                    President, Secretary and Director           53        9/13/94*-present
         Julien G. Redele                   Director                                    64        7/28/98-present
         J. William Sharman, Jr.            Director                                    59        9/18/97-present

         * The date of incorporation of the Company.

         (c) There is no family relationship among any of the foregoing Directors or Officers. All of the foregoing Directors and Officers of the Company have been elected to serve until the Company's next annual meeting.

         (d) The business experience of each of the Directors and Executive Officers of the Company is as follows:

         JEFFRY R. DWYER is President, Secretary and Director of the Company. Mr. Dwyer has served as President of the Company since March 9, 1999. Mr. Dwyer has been a shareholder of Greenberg Traurig, which has provided legal services to the Company and its affiliates since June 1997. From 1993 to 1997 Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as Secretary and a Director of ILM I and ILM II and also serves as President, Secretary and Director of Lease I. Mr. Dwyer has written several law review articles and a major treatise on real estate financing and taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center.
Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.

         JULIEN G. REDELE is a Director and served as President of the Company from July 28, 1998 through March 9, 1999. Mr. Redele' is one of the original founders of SFRE, Inc., a Dutch owned real estate investment and development firm which has served since 1963 as advisor to Dutch institutional, corporate and individual investors active in the United States. Mr. Redele serves as a Director of the Island Preservation Partnership. Mr. Redele attended Westersingel Business School, Rotterdam, where he studied economics, law and finance. Mr. Redele' also presently serves as Director of Lease I.

         J. WILLIAM SHARMAN, JR. is a Director and served as President of the Company from September 18, 1997 through July 28, 1998. Mr. Sharman also presently serves as a Director of Lease I. Mr. Sharman is the Chairman of the Board and CEO of Lancaster Hotels and Resorts, Inc., a hotel management company. Mr. Sharman served for ten years as Chairman of the Board and President of the Lancaster Group, Inc., a real estate development firm based

                                     III-1

                            ILM II LEASE CORPORATION
in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman serves as a Director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm, and also serves on the Board of Trustees of St. Edwards University in Austin, Texas. Mr. Sharman also presently serves as President and Director of ILM I and ILM II. He has a Bachelor of Science degree from the University of Notre Dame.

                  (e) Except for the Feldman litigation as discussed below, none of the current Directors and Officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a Director or Officer. On May 8, 1998, Andrew A. Feldman and Jeri Feldman, as Trustees for the Andrew A. & Jeri Feldman Revocable Trust dated September 18, 1990, commenced a purported class action on behalf of that trust and all other shareholders of ILM I and ILM II (affiliates of the Company, as previously discussed) in the Supreme Court of the State of New York, County of New York, naming as defendants ILM I, ILM II and Lawrence A. Cohen, Jeffry R. Dwyer, Julien
         G. Redele, Carl J. Schramm and J. William Sharman, Jr. as the directors of both corporations. The class action complaint alleged that the directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the sale or liquidation of the assets of ILM I and ILM II, diverting certain of their assets. The complaint sought compensatory damages in an unspecified amount, punitive damages, the judicial dissolution of ILM I and ILM II, an order requiring the directors to take all steps to maximize shareholder value, including either an auction or liquidation, and rescinding certain agreements, and attorney's fees. On July 8, 1998, the defendants moved to dismiss the complaint on all counts.

                  On December 8, 1998, the Court granted the defendants' dismissal motion in part but afforded the plaintiffs leave to amend their complaint. In doing so, the Court accepted the defendants' position that all claims relating to the derivative actions were filed improperly. In addition, the Court dismissed common law claims for punitive damages, but allowed plaintiffs to amend their claims to assert claims alleging that the defendants injured shareholders without injuring ILM I and ILM II as a whole.

                  On January 22, 1999, the Feldman plaintiffs filed an amended complaint, again purporting to commence a class action, and adding claims under Section 10(b) and 20(a) of the Securities and Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Even before the defendants responded to that amended complaint, the Feldman plaintiffs moved for leave to file a second amended complaint to add claims directed at enjoining the announced potential merger on ILM I and ILM II with Capital Senior Living Corporation and, alternatively, for compensatory and punitive damages. At a hearing held on March 4, 1999 relating to the motion for leave to file that second amended complaint and to expedite discovery, the Court granted leave to amend and set a schedule for discovery leading to a trial (if necessary) in the summer of 1999.

                  On March 9, 1999, the Feldman plaintiffs filed a second amended complaint, which included claims for injunctive relief and, in the alternative, damages in an unspecified amount. In response to the defendants' motion to dismiss the second amended complaint, on June 7, 1999 the Court issued an order dismissing the plaintiffs' federal security claims but denying the motion to dismiss plaintiffs' claims for breach of fiduciary duty and judicial dissolution, which motion was addressed to the pleadings and not to the merits of the action.

                                    III-2

                            ILM II LEASE CORPORATION

                  On June 21, 1999, the defendants answered the second amended complaint and denied any and all liability and moved for reconsideration of the portion of the Court's June 7, 1999 order denying their motion to dismiss. In response to discovery requests, ILM I, ILM II and others produced documents to the plaintiffs and depositions of current and former directors and others were taken. Discovery was completed as of July 1, 1999.

                  On July 2, 1999, the parties to this action came to an agreement-in-principle to settle the action. On August 3, 1999, the parties entered into a Stipulation of Settlement and on August 11, 1999, the Court signed an order preliminarily approving the Stipulation and providing for notice of the Stipulation to the proposed settlement class.

                  On September 30, 1999, the Court conducted a hearing and on October 4, 1999 issued an order certifying a settlement class and approving the proposed settlement as fair, reasonable and adequate, subject to the condition that certain modifications be made to the Stipulation of Settlement and any related documents filed with the Court on or before October 15, 1999.

                  On October 15, 1999, the parties entered into a revised Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgement dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. In its October 4th order, the Court also denied the application by plaintiffs' counsel for payment of attorneys' fees and expenses, without prejudice to renewal within 14 days upon reapplication therefor. On or about October 14, 1999, plaintiffs' counsel reapplied to the Court for fees and expenses. A hearing was held November 5, 1999, in which the Court granted the application for attorney's fees in the amount of $950,000 and costs in the amount of $182,000. Under the Stipulation, if the proposed merger is consummated, Capital Senior Living Corporation is responsible for payment of such attorney's fees and expenses sought under this application, and if the proposed merger with Capital Senior Living Corporation is not consummated and if ILM I and ILM II enter into a transaction having similar effect to the merger with a third party, then ILM I and ILM II are responsible for such fees and expenses.

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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 1999, there was compliance with all filing requirements applicable to its Officers and Directors and ten-percent beneficial holders.

                                   III-3

                            ILM II LEASE CORPORATION

ITEM 11. EXECUTIVE COMPENSATION

         The Company's Directors each receive annual compensation of $12,000 plus $500 for attending each Board of Directors meeting and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. Officers of the Company are not compensated. Jeffry R. Dwyer receives compensation from and is a shareholder of Greenberg Traurig, which acts as Counsel to the Company and its affiliates. The former Officers of the Company who were also Officers of PaineWebber received compensation from PaineWebber which indirectly related to services to the Company because the Company was required to pay certain fees to PaineWebber as described in Item 13. When PaineWebber resigned as advisor to the Company, the former officers resigned effective the same date, therefore no services were provided by such persons subsequent to June 18, 1997. Lawrence A. Cohen, who was a Director of the Company until July 28, 1998, received compensation from and was an employee of Capital Senior Living Corporation, an affiliate of Capital, a related party through July 28, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of the date hereof, no person of record owns or is known by the Company to own beneficially more than five percent of the outstanding shares of common stock of the Company.

(b) The Directors and Officers of the Company do not have any direct or indirect ownership of shares of the Company's common stock as of the date hereof.

(c) There exists no arrangement, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber. As previously discussed in Item 1, PaineWebber resigned effective June 18, 1997. Under the advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received a fee in an amount equal to 0.5% of the gross operating revenue of the facilities. For the years ended August 31, 1999, 1998 and 1997, PaineWebber earned management fees totaling $0, $0 and $58,000, respectively. PaineWebber was reimbursed for direct expenses relating to the administration of the Company. PaineWebber performed certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Company. Included in general and administrative expenses on the accompanying statements of income for the years ended August 31, 1999, 1998 and 1997 are $0, $0 and $59,000, respectively, representing reimbursements to PaineWebber for providing such services to the Company. As discussed in Items 1 and 7, the Company, ILM I, ILM II, and their affiliates accepted the resignation of PaineWebber effective as of June 18, 1997. The Company, ILM I, ILM II, and their affiliates and PaineWebber entered into a transition services agreement pursuant to which PaineWebber would continue to provide certain administrative services to the Company, ILM I, ILM II, and their affiliates through August 31, 1997.

                                    III-4

                            ILM II LEASE CORPORATION

         The advisory relationship with PaineWebber ceased on June 18, 1997; therefore, the payment of advisory fees ceased as of that date. Other services, such as accounting, compliance, investor communications and relations, and cash management services ceased on August 31, 1997; therefore, the Company was not obligated to pay service fees past August 31, 1997 to PaineWebber.

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. As discussed in Note 1, Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer and Acting Chief Financial Officer of Capital Senior Living Corporation. Under the Management Agreement, Capital generally is required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordination with the Company, leasing the individual units in the Senior Housing Facilities maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the years ended August 31, 1999 and 1998, Capital earned property management fees from the Company of $980,000 and $899,000, respectively.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence
A. Cohen, who, through July 28, 1998, was a Director of the Company and President, Chief Executive Officer and Director of ILM II, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 1999, the amount advanced to Capital by the Company and Lease I for Capital's California litigation costs totaled approximately $563,000.

                                   III-5

                            ILM II LEASE CORPORATION

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM II Holding will reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 1999 and 1998, Capital Senior Development, Inc. earned fees from the Company of $15,000 and $73,000, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, President, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 1999 and 1998, Greenberg Traurig earned fees from the Company of $54,000 and $153,000, respectively.




                                     III-6

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

                                 ILM II LEASE CORPORATION



                                    By:   /s/ Jeffry R. Dwyer
                                          -----------------------
                                          Jeffry R. Dwyer
                                          President
                                          (Principal Accounting Officer)


Dated: November 23, 1999
       -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.


By:  /s/ Jeffry R. Dwyer                            Date: November 23, 1999
   ---------------------------------------------          -----------------
     Jeffry R. Dwyer
     Director


By:   /s/ Julien G. Redele                          Date: November 22, 1999
     -------------------------------------------          -----------------
     Julien G. Redele
     Director


By:  /s/ J. William Sharman, Jr.                    Date: November 23, 1999
   ---------------------------------------------          -----------------
     J. William Sharman, Jr.
     Director

                            ILM II LEASE CORPORATION

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

    (13)                  Annual Reports to Shareholders                 No Annual Report for the year
                                                                         ended August 31, 1999 has been
                                                                         sent to the Shareholders.  An
                                                                         Annual Report will be sent to the
                                                                         Shareholders subsequent to this
                                                                         filing.

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

                            ILM II LEASE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                         ITEM 14(a)(1) AND (2) AND 14(d)

                            ILM II LEASE CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                                             REFERENCE
                                                                                             ---------
    ILM II LEASE CORPORATION:

           Report of Ernst & Young LLP, Independent Auditors                                    F-2

           Balance Sheets as of August 31, 1999 and 1998                                        F-3

           Statements of Operations for the years ended August 31, 1999, 1998 and 1997          F-4

           Statements  of Changes in  Shareholders'  Equity  for the years  ended  August 31,   F-5
             1999, 1998 and 1997

           Statements of Cash Flows for the years ended August 31, 1999, 1998 and 1997          F-6

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

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders of
ILM II Lease Corporation:

We have audited the accompanying balance sheets of ILM II Lease Corporation as of August 31, 1999 and 1998, and the related statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILM II Lease Corporation at August 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 1999, in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP


Dallas, Texas
October 22, 1999

                             ILM II LEASE CORPORATION


                                   BALANCE SHEETS
                              August 31, 1999 and 1998
                   (Dollars in thousands, except per share data)

                                             ASSETS
                                             ------
                                                                          1999           1998
                                                                       ------------   ----------
  Cash and cash equivalents                                               $1,487         $1,497
  Accounts receivables, net                                                   80             89
  Accounts receivable - related party                                         50            102
  Prepaid taxes and other assets                                             352             50
  Tax refund receivable                                                       21            158
                                                                          ------        -------
           Total current assets                                            1,990          1,896

  Furniture, fixtures and equipment                                        1,135            783
  Less: accumulated depreciation                                            (518)          (225)
                                                                            -----       --------
                                                                             617            558

  Deposits                                                                     9              9
  Deferred tax asset, net                                                    154            270
                                                                        --------       --------
                                                                          $2,770         $2,733


                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

  Accounts payable and accrued expenses                                     $ 625         $ 789
  Income taxes payable                                                        226            --
  Termination fee payable                                                      --           650
  Real estate taxes payable                                                   230           209
  Accounts payable - related party                                            337           287
  Security deposits                                                            49            25
                                                                         --------      --------
           Total current liabilities                                        1,467         1,960

  Deferred rent payable                                                        37            76
                                                                         --------      --------
           Total liabilities                                                1,504         2,036

  Commitments and contingencies

  Shareholders' equity:
       Common stock, $0.01 par value, 20,000,000 shares
         authorized, 5,180,952 shares issued and outstanding                   52            52
       Additional paid-in capital                                             448           448
       Retained earnings                                                      766           197
                                                                         --------      --------
           Total shareholders' equity                                       1,266           697
                                                                            -----      --------
                                                                          $ 2,770       $ 2,733
                                                                          =========     =======

                             See accompanying notes.

                             ILM II LEASE CORPORATION

                             STATEMENTS OF OPERATIONS
                  For the years ended August 31, 1999, 1998 and 1997
                   (Dollars in thousands, except per share data)

                                                                  1999               1998                1997
                                                               -----------        -----------          ----------
  REVENUES:
    Rental and other income                                     $ 16,232          $  15,481            $  14,394
    Interest income                                                   18                 43                   39
                                                               ---------          ---------            ---------
                                                                  16,250             15,524               14,433

  EXPENSES:
    Facilities lease rent expense                                  5,265              4,988                4,416
    Dietary, salaries, wages and food service expenses             2,740              2,677                2,702
    Administrative salaries, wages and expenses                    1,196              1,090                1,228
    Marketing salaries, wages and expenses                           705                688                  657
    Utilities                                                      1,062              1,045                1,051
    Repairs and maintenance                                          636                554                  531
    Real estate taxes                                                527                506                  511
    Property management fees                                         980                899                  707
    Other property operating expenses                              1,433              1,433                1,389
    General and administrative                                       228                323                  216
    Directors compensation                                            51                 75                   31
    Professional fees                                                223                878                  547
    Termination fee expense                                            -                250                  400
    Advisory fees                                                      -                  -                   58
    Depreciation expense                                             293                154                   56
                                                                --------           --------            ---------
                                                                  15,339             15,560               14,500
                                                                --------           --------            ---------

  Income (loss) before income taxes                                  911                (36)                 (67)

  Income tax expense (benefit):
    Current                                                          226                  -                  191
    Deferred                                                         116                (14)                (218)
                                                                --------           --------            ---------
                                                                     342                (14)                 (27)
                                                                --------           --------            ---------

  NET INCOME (LOSS)                                            $     569          $     (22)             $   (40)
                                                                --------           --------            ---------
                                                                --------           --------            ---------

  NET INCOME (LOSS) PER SHARE OF COMMON STOCK                     $ 0.10             $ 0.00              $ (0.01)
                                                                --------           --------            ---------
                                                                --------           --------            ---------


  The above net income (loss) per share of common stock is based upon the weighted average number of shares outstanding for the year ended August 31, 1999, 1998 and 1997, of 5,180,952.

                         See accompanying notes.

                             ILM II LEASE CORPORATION

                STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the years ended August 31, 1999, 1998 and 1997
                (Dollars in thousands, except per share data)

                                                  Common Stock
                                                 $.01 Par Value              Additional
                                         -------------------------------      Paid-in           Retained
                                            Shares            Amount          Capital           Earnings           Total
                                         -------------     -------------    -------------     -------------    ---------------
BALANCE AT AUGUST 31, 1996                 5,180,952            $ 52            $448              $259              $ 759

Net loss                                           -               -               -               (40)               (40)

                                         -----------       ---------         -------          --------          ---------

BALANCE AT AUGUST 31, 1997                 5,180,952              52             448               219                719

Net loss                                           -               -              -                (22)               (22)
                                         -----------       ---------         -------          --------          ---------

BALANCE AT AUGUST 31, 1998                 5,180,952              52             448               197                697

Net income                                         -               -               -               569                569
                                         -----------       ---------         -------          --------          ---------

BALANCE AT AUGUST 31, 1999                 5,180,952            $ 52          $  448              $766             $1,266
                                         -----------       ---------         -------          --------          ---------
                                         -----------       ---------         -------          --------          ---------

                                    See accompanying notes.

                                  ILM II LEASE CORPORATION

                                  STATEMENTS OF CASH FLOWS
                   For the years ended August 31, 1999, 1998 and 1997
                                       (In thousands)


                                                                         1999              1998              1997
                                                                     -------------     -------------     -------------
      Cash flows from operating activities:
       Net income (loss)                                                  $  569           $   (22)           $   (40)
       Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities
         Depreciation expense                                                293               154                 56
         Deferred tax expense (benefit), net                                 116               (14)              (218)
         Changes in assets and liabilities:
           Accounts receivable, net                                            9               (34)                 5
           Accounts receivable - related party                                52              (102)               (55)
           Tax refund receivable                                             137              (158)                 -
           Prepaid taxes and other assets                                   (302)              193               (125)
           Accounts payable and accrued expenses                            (164)              242                196
           Income taxes payable                                              226
           Accounts payable - related party                                   50               135               (327)
           Termination fee payable                                          (650)              250                400
           Real estate taxes payable                                          21                10                 (4)
           Security deposits                                                  24                 8                 (3)
           Deferred rent payable                                             (39)              (24)               (31)
                                                                     -------------     -------------     -------------
               Net cash provided by (used in) operating activities           342               638               (146)
                                                                     -------------     -------------     -------------

    Cash flows from investing activity:
         Additions to furniture, fixtures and equipment                     (352)             (297)              (289)
                                                                     -------------     -------------     -------------
               Net cash used in investing activities                        (352)             (297)              (289)
                                                                     -------------     -------------     -------------

    Net (decrease) increase in cash and cash equivalents                     (10)              341               (435)

    Cash and cash equivalents, beginning of period                         1,497             1,156              1,591
                                                                     -------------     -------------     -------------

    Cash and cash equivalents, end of period                             $ 1,487           $ 1,497            $ 1,156
                                                                     -------------     -------------     -------------
                                                                     -------------     -------------     -------------
    SUPPLEMENTAL DISCLOSURE:

    Cash paid during the period for state income taxes                    $    5          $    116           $    288
                                                                     -------------     -------------     -------------
                                                                     -------------     -------------     -------------

                               See accompanying notes.

                             ILM II LEASE CORPORATION
                          Notes to Financial Statements

1.   ORGANIZATION, RESTRUCTURING, AND NATURE OF OPERATIONS

         ILM II Lease Corporation ("the Company") was organized as a corporation on September 12, 1994 under the laws of the state of Virginia. Through August 31, 1995, the Company had no significant operations. The Company was formed by ILM II Senior Living, Inc. ("ILM II"), formerly PaineWebber Independent Living Mortgage Inc. II, to operate six rental housing projects that provide independent-living and assisted-living services for independent senior citizens ("the Senior Housing Facilities") under a Facilities Lease Agreement. ILM II initially made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM II were merged into ILM II Holding, Inc. ("ILM II Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement which was assigned to the Company as of September 1, 1995. As discussed further in Note 6, the management agreement with AHC was terminated in July 1996.

         ILM II has elected to qualify and be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended ("the Code"), for each taxable year of operations. In order to maintain its status as a REIT, 75% of ILM II's annual gross income must be Qualified Rental Income as defined by the Code. The rent paid by the residents of the Senior Housing Facilities likely would not be deemed to be Qualified Rental Income because of the extent of services provided to residents. Consequently, the operation of the Senior Housing Facilities by ILM II or its subsidiaries over an extended period of time could adversely affect ILM II's status as a REIT. Therefore, ILM II formed the Company to operate the Senior Housing Facilities, and by means of a distribution, transferred the ownership of the common stock of the Company to the holders of ILM II common stock on September 1, 1995 (see Note 4). Because the Company, which is taxed as a so-called "C" corporation, is no longer a subsidiary of ILM II, it can receive service-related income without endangering the REIT status of ILM II.

         The Company's sole business is the operations of the Senior Housing Facilities. The Company leases the Senior Housing Facilities from ILM II Holding, which is now a subsidiary of ILM II that holds title to the Senior Housing Facilities, pursuant to a Facilities Lease Agreement. Such lease is scheduled to expire on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility) (see Note 5), unless terminated earlier at the election of the Lessor in connection with the sale of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. ILM II has entered into an agreement and plan of merger with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. While there can be no assurance, consummation of the merger is presently anticipated in the first quarter of calendar year 2000. The lease is accounted for as an operating lease in the Company's financial statements.

         In July 1996, following the termination of the property management agreement with AHC, the Company entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer and Acting Chief Financial Officer of Capital Senior Living Corporation. As a result, the Management Agreement with Capital was considered a related party transaction through July 28, 1998 (see Note 3).

                            ILM II LEASE CORPORATION
                     Notes to Financial Statements (continued)

1.   ORGANIZATION, RESTRUCTURING, AND NATURE OF OPERATIONS (CONTINUED)

         On February 7, 1999, ILM I entered into an agreement and plan of merger with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger.

2.   USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 1999 and 1998 and revenues and expenses for the years ended August 31, 1999, 1998 and 1997. Actual results could differ from the estimates and assumptions used.

         Furniture, fixtures and equipment are carried at the lower of cost, reduced by accumulated depreciation, or fair value in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." Depreciation expense was provided on a straight-line basis using an estimated useful life of 3 to 5 years through fiscal year 1997. In 1998, the Company changed the estimated useful lives of its assets to the lease termination date of December 31, 2000, as such assets are not subject to repurchase by ILM II Holding. For fiscal year 1998, this increased depreciation expense by $36,000.

         Units at the Senior Housing Facilities are generally rented for terms of twelve months or less. The base rent charged varies depending on the unit size, with added fees collected for more than one occupant per unit and for assisted living services. Included in the amount of base rent charged are certain meals, housekeeping, medical and social services provided to the residents of each Senior Housing Facility.

         The Company rents the Senior Housing Facilities from ILM II Holding pursuant to a multi-year operating lease. Rent expense is recognized on a straight-line basis over the term of the lease agreement. Deferred rent payable represents the difference between rent expense recognized on a straight-line basis and cash paid for rent pursuant to the terms of the lease agreement.

         The Company's policy is to expense all advertising costs as incurred. For the years ended August 31, 1999, 1998 and 1997, advertising expenses were $705,000, $688,000 and $657,000, respectively.

         The cash and cash equivalents, receivables, accounts payable and accrued liabilities appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of August 31, 1999 due to the short-term nature of these instruments.

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

                              ILM II LEASE CORPORATION
                      Notes to Financial Statements (continued)

3.   RELATED PARTY TRANSACTIONS

         The Company entered into an advisory agreement (the "Advisory Agreement") with PaineWebber Lease Advisor, L.P. For discussion purposes, PaineWebber Lease Advisors L.P. and all affiliates of PaineWebber will be collectively referred to as PaineWebber ("PaineWebber"). PaineWebber served in this capacity through June 18, 1997. Subject to the supervision of and pursuant to the general policies set by the Company's Board of Directors, assistance in the managing of the business of the Company was provided by PaineWebber. Under the Advisory Agreement, the Company engaged PaineWebber and PaineWebber agreed to use its best efforts to manage the day-to-day affairs and operations of the Company and to provide administrative services and facilities appropriate for such management. The specific duties of PaineWebber under the Advisory Agreement included recommending selections of providers of professional and specialized services and handling other managerial functions with respect to the Senior Housing Facilities. PaineWebber was also obligated to provide office and clerical facilities adequate for the Company's operations and to provide, or obtain others to provide, accounting, custodial, funds collection and payment, stockholder communications, legal and other services necessary in connection with the Company's operations. The Advisory Agreement also obligated PaineWebber to handle or arrange for the handling of the Company's financial and other records.

         PaineWebber received a base fee in an amount equal to 0.5% of the gross operating revenues of the Senior Housing Facilities operated by the Company as compensation for its services. This fee amounted to $0, $0 and $58,000 for the years ended August 31, 1999, 1998 and 1997, respectively. In addition, PaineWebber is entitled to reimbursement for expenses incurred in providing certain financial, accounting and investor communication services to the Company. Included in general and administrative expense for the year ended August 31, 1999, 1998 and 1997, are $0, $0 and $59,000, respectively, representing reimbursements to PaineWebber for providing such services to the Company. In performing its services under the Advisory Agreement, PaineWebber was required to pay certain employment expenses of its personnel, certain expenses of employees and agents of PaineWebber and of directors, officers and employees of the Company who are also employees of PaineWebber or its affiliates, and certain of its overhead and miscellaneous administrative expenses relating to performance of its functions under the Advisory Agreement. The Company was responsible for reimbursing out-of-pocket expenses of directors, officers and employees of the Company incurred by them exclusively in such capacity and for all other costs of its operations.

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. As discussed in Note 1, Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive of Capital Senior Living Corporation. Under the Management Agreement, Capital generally is required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordinating with the Company, leasing the individual units in the Senior Housing Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the years ended August 31, 1999, 1998 and 1997, Capital earned property management fees from the Company of $980,000, $899,000 and $707,000, respectively.

                              ILM II LEASE CORPORATION
                      Notes to Financial Statements (continued)

3.  RELATED PARTY TRANSACTIONS (CONTINUED)

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was a Director of the Company and President, Chief Executive Officer and Director of ILM II, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 1999, the amount advanced to Capital by the Company and Lease I for Capital's California litigation costs totaled approximately $563,000.

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM II Holding will reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 1999 and 1998, Capital Senior Development, Inc. earned fees from the Company of $15,000 and $73,000, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, President, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 1999 and 1998, Greenberg Traurig earned fees from the Company of $54,000 and $153,000, respectively.

         Accounts receivable - related party at August 31, 1999 includes $30,349 expense reimbursement due from ILM II Holding for the balance of the Ft. Myers roof replacement and $20,000 in other reimbursable costs due from ILM II Holding. Accounts receivable - related party at August 31, 1998 is an insurance refund due to the Company from Lease I in the amount of $102,000 which was reimbursed to the Company during fiscal 1999. Accounts payable - related party at August 31, 1999 and 1998 includes $337,000 and $287,000, respectively, for variable rent due to ILM II Holding.

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

                              ILM II LEASE CORPORATION
                      Notes to Financial Statements (continued)

5.   THE FACILITIES LEASE AGREEMENT

         ILM II Holding (the "Lessor"), a majority-owned subsidiary of ILM II, leases the Senior Housing Facilities to the Company (the "Lessee"), pursuant to a Facilities Lease Agreement. Such lease is scheduled to expire on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility) unless terminated earlier at the election of the Lessor in connection with the sale of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. ILM II has entered into an agreement and plan of merger with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. While there can be no assurance, consummation of the merger is presently anticipated in the first quarter of calendar year 2000. The lease is accounted for as an operating lease in the Company's financial statements.

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

                              ILM II LEASE CORPORATION
                      Notes to Financial Statements (continued)

5.   THE FACILITIES LEASE AGREEMENT (CONTINUED)

         Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $4,035,600. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. For the fiscal years ended August 31, 1999 and 1998, variable rent expense was $1,261,000 and $984,000, respectively.

         The Company's use of the properties is limited to use as a Senior Housing Facility. The Company has responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each Facility, and to use and maintain each Senior Housing Facility in compliance with all local board of health and other applicable governmental and insurance regulations. The Senior Housing Facilities located in California, Florida and Kansas are licensed by such states to provide assisted living services. Also, various health and safety regulations and standards which are enforced by state and local authorities apply to the operation of all of the Senior Housing Facilities. Violations of such health and safety standards could result in fines, penalties, closure of a Senior Housing Facility or other sanctions.

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

         Due to the termination of the management agreement for cause, no termination fee was paid to AHC. Subsequent to the termination of the agreement, AHC filed for protection under Chapter 11 of the U.S. Bankruptcy Code in its domestic State of California. The filing was challenged by the Companies, and the Bankruptcy Court dismissed AHC's case effective October 15, 1996. In November 1996, AHC filed with the Virginia District Court an Answer in response to the litigation initiated by the Companies and a counterclaim against ILM II Holding. The counterclaim alleged that the agreement was wrongfully terminated for cause and requested damages which include the payment of the termination fee in the amount of $750,000, payment of management fees pursuant to the contract from August 1, 1996 through October 15, 1996, which is the earliest date that the management agreement could have been terminated without cause, and recovery of attorney's fees and expenses.

                              ILM II LEASE CORPORATION
                      Notes to Financial Statements (continued)

6.   LEGAL PROCEEDINGS AND CONTINGENCIES (CONTINUED)

         The aggregate amount of damages against all parties as requested in AHC's counterclaim exceeded $2,000,000. On June 13, 1997 and July 8, 1997, the court issued orders to enter judgment against ILM I and ILM II in the amount of $1,000,000. The orders do not contain any findings of fact or conclusions of law. On July 10, 1997, the Company, ILM I, ILM II and Lease I filed a notice of appeal to the United States Court of Appeals for the Fourth Circuit from the orders.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was a Director of the Company and President, Chief Executive Officer and Director of ILM II, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $229,000 as of August 31, 1999. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 1999, the amount advanced to Capital by the Company and Lease I for Capital's California litigation costs totaled approximately $563,000.

         On August 18, 1998, the Company and its affiliates along with Capital and its affiliates entered into a Settlement Agreement with AHC. The Company and Lease I agreed to pay $1,625,000 and Capital and its affiliates agreed to pay $625,000 to AHC in settlement of all claims including those related to the Virginia litigation and the California litigation. The Company and its affiliates also entered into an agreement with Capital and its affiliates to mutually release each other from all claims that any such parties may have against each other, other than any claims under the property management agreements. On September 4, 1998, the full settlement amounts were paid to AHC and its affiliates with the Company paying $650,000 and Lease I paying $975,000.

         The Company has pending claims incurred in the normal course of business which, in the opinion of the Company's management, will not have a material effect on the financial statements of the Company.

                              ILM II LEASE CORPORATION
                      Notes to Financial Statements (continued)

7.   FEDERAL INCOME TAXES

         The Company is taxable as a so-called "C" corporation and, therefore, its income is subject to tax at the federal and state levels. The Company reports on a calendar year for tax purposes. Income taxes at the appropriate statutory rates have been provided for in the accompanying financial statements.

         Deferred income tax benefit reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of August 31, 1999 and 1998, are comprised of the following amounts (in thousands):

                                                                                 1999           1998
                                                                                 ----           ----
         Deferred tax asset - straight-line rent expense                        $  15           $28
         Deferred tax asset - book over tax depreciation                          124            44
         Deferred tax asset - book over tax amortization                           15            30
         Net operating loss carryforward                                            -           168
                                                                                 -----         -----
              Net deferred tax asset                                             $154          $270
                                                                                 -----         -----
                                                                                 -----         -----

         The components of income tax expense (benefit) for fiscal 1999, 1998 and 1997 are as follows (in thousands):

                                                                 1999            1998           1997
                                                              ---------       ---------       -------
       Current:
          Federal                                                 $  -            $  -        $ 162
          State                                                      -               -           29
                                                              ---------       ---------       -------
            Total current                                            -               -          191
                                                              ---------       ---------       -------

       Deferred:
          Federal                                                  293            (12)         (185)
          State                                                     49             (2)          (33)
                                                              ---------       ---------       -------
            Total deferred                                         342            (14)         (218)
                                                              ---------       ---------       -------
                                                                  $342           $(14)        $ (27)
                                                              ---------       ---------       -------
                                                              ---------       ---------       -------

         The reconciliation of income tax computed for fiscal 1999, 1998 and 1997, at U.S. federal statutory rates to income tax expense (benefit) is as follows (in thousands):

                                                     1999                 1998                1997
                                             ------------------    ----------------    -----------------
          Tax at U.S. statutory rates         $293       34%         (12)    (34%)      $(23)     (34%)
          State income taxes, net
             of federal tax benefit             49        6%          (2)     (6%)        (4)      (6%)
                                              ----       ---        -----    -----      -----     -----
                                              $342       40%        $(14)    (40%)      $(27)     (40%)
                                              ====       ===        =====    =====      =====     =====
