Form 10-K/A
period 1999-08-31
ILM II LEASE CORP
filed 2000-02-09
CIK 932092

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

  /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 1999
                                       OR
  / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____.

                         Commission File Number: 0-25880

                            ILM II LEASE CORPORATION
             (Exact name of registrant as specified in its charter)

       Virginia                                                       04-3248639
       --------                                                       ----------
(State of organization)                                         (I.R.S. Employer
                                                             Identification No.)

1750 Tysons Boulevard, Suite 1200, Tysons Corner, VA                       22102
----------------------------------------------------                       -----

  (Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code:               (888) 257-3550
                                                                  --------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                         on which registered
-------------------                                         -------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE
         Documents                                           Form 10-K Reference
-----------------------------------------------              -------------------
Registration Statement on Form 10 of registrant              Part III, Part IV
dated July 20, 1995, as supplemented

                                                             Part IV

================================================================================

                            ILM II LEASE CORPORATION

                                 1999 FORM 10-K

                                TABLE OF CONTENTS



PART I                                                                                    PAGE
------                                                                                    ----
Item     1           Business.............................................................I-1

Item     2           Properties...........................................................I-5

Item     3           Legal Proceedings....................................................I-6

Item     4           Submission of Matters to a Vote of Security Holders..................I-6


PART II
-------

Item     5           Market for the Registrant's Shares and Related
                     Stockholder Matters.................................................II-1

Item     6           Selected Financial Data.............................................II-2

Item     7           Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.......................................II-3

Item     8           Financial Statements and Supplementary Data.........................II-9

Item     9           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................II-9


PART III
--------

Item     10          Directors and Executive Officers of the Registrant.................III-1

Item     11          Executive Compensation.............................................III-4

Item     12          Security Ownership of Certain Beneficial Owners and Management.....III-4

Item     13          Certain Relationships and Related Transactions.....................III-4


PART IV
-------

Item     14          Exhibits, Financial Statement Schedules and Reports on Form 8-K.....IV-1

Signatures...............................................................................IV-2

Index to Exhibits........................................................................IV-3

Financial Statements and Supplementary Data............................................F1-F16


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

         Average occupancy levels for each fiscal quarter during 1999, along with an average for the year, are presented below for each property:

                                              Average Quarterly Occupancy
                      ---------------------------------------------------------------------------
                                                                                   Fiscal 1999
                              11/30/98      2/28/99       5/31/99      8/31/99      Average

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

                            ILM II LEASE CORPORATION

ITEM 6.  SELECTED FINANCIAL DATA

                            ILM II LEASE CORPORATION
                  (Dollars in thousands, except per share data)

                                             For the year ended August 31,
                                          1999             1998          1997
                                      -------------   ------------   ------------
Revenues                                $    16,250   $    15,524    $    14,433

Income (loss) before income taxes               911           (36)           (67)

Income tax expense (benefit)                    342           (14)           (27)
                                        -----------   -----------    -----------

Net income (loss)                       $       569   $       (22)   $       (40)
                                        ===========   ===========    ===========

Net income (loss) per share of common
stock                                   $      0.10   $      0.00    $    (0.01)
                                        ===========   ===========    ===========

Total assets                            $     2,770   $     2,733    $     2,126
                                        ===========   ===========    ===========

Shares outstanding                        5,180,952     5,180,952      5,180,952


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

         Based on ongoing assessments, the Company, through Capital, its property manager, has developed a program to modify or replace portions of its software and certain hardware, which are generally PC-based systems, so that those systems will properly recognize and utilize dates beyond December 31, 1999. The Company has completed software upgrades and software and hardware replacement. The Company presently believes that these modifications and replacements of existing software and certain hardware will result in its systems being Year 2000 compliant. The costs of Year 2000 remediation have not been material based on the Company's operations.

         The Company has assessed its exposure to operating equipment, and such exposure is not significant due to the nature of the Company's business.

         The Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity or capital resources. The Company has contacted its only material external agent (Capital) and has received assurances from Capital that it is Year 2000 compliant.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has substantially completed all necessary phases of its Year 2000 program. However, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Company. Although the amount of potential liability and lost revenue cannot be reasonably estimated at this time, in a worst case situation, if Capital, the Company's most significant third party contractor, were to experience a Year 2000 problem, it is likely that the Company would not receive rental income as it became due from Senior Living Facility residents. The Company in turn would fail to pay ILM II Holding lease payments as they arise under the master lease, and ILM II Holding in turn would fail to pay ILM II mortgage payments due it. However, if this were to occur, the Company believes that given the nature of its business, such problem would be temporary and is easily remedied with a simple accounting.

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

         READERS OF THIS ANNUAL REPORT ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY OF THE FORWARD-LOOKING STATEMENTS SET FORTH HEREIN AND THAT ACTUAL RESULTS MAY DIFFER.

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

         (a) and (b) The names and ages of the Directors and Executive Officers of the Company during fiscal 1999 are as follows:

                                                                                      Dates
         NAME                         OFFICE                                AGE     OF OFFICE
         Jeffry R. Dwyer              President, Secretary and Director      53     9/13/94*-present
         Julien G. Redele             Director                               64     7/28/98-present
         J. William Sharman, Jr.      Director                               59     9/18/97-present


         * The date of incorporation of the Company.

         (c) There is no family relationship among any of the foregoing Directors or Officers. All of the foregoing Directors and Officers of the Company have been elected to serve until the Company's next annual meeting.

         (d) The business experience of each of the Directors and Executive Officers of the Company is as follows:

         JEFFRY R. DWYER is President, Secretary and Director of the Company. Mr. Dwyer has served as President of the Company since March 9, 1999. Mr. Dwyer has been a shareholder of Greenberg Traurig, which has provided legal services to the Company and its affiliates since June 1997. From 1993 to 1997 Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as Secretary and a Director of ILM I and ILM II and also serves as President, Secretary and Director of Lease I. Mr. Dwyer has written several law review articles and a major treatise on real estate financing and taught Real Estate Planning as an Adjunct Professor at the Georgetown UniversityLaw Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.

         JULIEN G. REDELE is a Director and served as President of the Company from July 28, 1998 through March 9, 1999. Mr. Redele' is one of the original founders ofSFRE, Inc., a Dutch owned real estate investment and development firm which has served since 1963 as advisor to Dutch institutional, corporate and individual investors active in the United States. Mr. Redele serves as a Director of the Island Preservation Partnership. Mr. Redele attended Westersingel Business School, Rotterdam, where he studied economics, law and finance. Mr. Redele' also presently serves as Director of Lease I.

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

                                      ILM II LEASE CORPORATION

                                      By:   /s/ JEFFRY R. DWYER
                                            ------------------------------
                                      Jeffry R. Dwyer
                                      President
                                      (Principal Accounting Officer)

Dated: NOVEMBER 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.




By: /s/ JEFFRY R. DWYER                    Date: NOVEMBER 23, 1999
   --------------------------------              ------------------------------
     Jeffry R. Dwyer
     Director



By:   /s/ JULIEN G. REDELE                 Date: NOVEMBER 22, 1999
     ------------------------------              ------------------------------
     Julien G. Redele
     Director



By:  /s/ J. WILLIAM SHARMAN, JR.           Date: NOVEMBER 23, 1999
   -------------------------------               ------------------------------
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

                                           ERNST & YOUNG LLP

Dallas, Texas
October 22, 1999

                            ILM II LEASE CORPORATION

                                 BALANCE SHEETS

                            August 31, 1999 and 1998

                  (Dollars in thousands, except per share data)


                                                                  1999        1998
                                                                -------     -------

                                      ASSETS

  Cash and cash equivalents                                     $ 1,487     $ 1,497
  Accounts receivables, net                                          80          89
  Accounts receivable - related party                                50         102
  Prepaid taxes and other assets                                    352          50
  Tax refund receivable                                              21         158
                                                                -------     -------
           Total current assets                                   1,990       1,896

  Furniture, fixtures and equipment                               1,135         783
  Less: accumulated depreciation                                   (518)       (225)
                                                                -------     -------
                                                                    617         558

  Deposits                                                            9           9
  Deferred tax asset, net                                           154         270
                                                                -------     -------
                                                                $ 2,770     $ 2,733
                                                                =======     =======

                       LIABILITIES AND SHAREHOLDERS' EQUITY

  Accounts payable and accrued expenses                         $   625     $   789
  Income taxes payable                                              226          --
  Termination fee payable                                            --         650
  Real estate taxes payable                                         230         209
  Accounts payable - related party                                  337         287
  Security deposits                                                  49          25
                                                                -------     -------
           Total current liabilities                              1,467       1,960

  Deferred rent payable                                              37          76
                                                                -------     -------
           Total liabilities                                      1,504       2,036

  Commitments and contingencies

  Shareholders' equity:
       Common stock, $0.01 par value, 20,000,000 shares
         authorized, 5,180,952 shares issued and outstanding         52          52
       Additional paid-in capital                                   448         448
       Retained earnings                                            766         197
                                                                -------     -------
           Total shareholders' equity                             1,266         697
                                                                -------     -------
                                                                $ 2,770     $ 2,733
                                                                =======     =======



                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF OPERATIONS
               For the years ended August 31, 1999, 1998 and 1997
                  (Dollars in thousands, except per share data)

                                                                      1999        1998        1997
                                                                   ---------   ---------    --------
  REVENUES:
    Rental and other income                                         $ 16,232    $ 15,481    $ 14,394
    Interest income                                                       18          43          39
                                                                    --------    --------    --------
                                                                      16,250      15,524      14,433

  EXPENSES:

    Facilities lease rent expense                                      5,265       4,988       4,416
    Dietary, salaries, wages and food service expenses                 2,740       2,677       2,702
    Administrative salaries, wages and expenses                        1,196       1,090       1,228
    Marketing salaries, wages and expenses                               705         688         657
    Utilities                                                          1,062       1,045       1,051
    Repairs and maintenance                                              636         554         531
    Real estate taxes                                                    527         506         511
    Property management fees                                             980         899         707
    Other property operating expenses                                  1,433       1,433       1,389
    General and administrative                                           228         323         216
    Directors compensation                                                51          75          31
    Professional fees                                                    223         878         547
    Termination fee expense                                               --         250         400
    Advisory fees                                                         --          --          58
    Depreciation expense                                                 293         154          56
                                                                    --------    --------    --------
                                                                      15,339      15,560      14,500
                                                                    --------    --------    --------

  Income (loss) before income taxes                                      911         (36)        (67)

  Income tax expense (benefit):
    Current                                                              226          --         191
    Deferred                                                             116         (14)       (218)
                                                                    --------    --------    --------
                                                                         342         (14)        (27)
                                                                    --------    --------    --------

  NET INCOME (LOSS)                                                 $    569    $    (22)   $    (40)
                                                                    ========    ========    ========

  NET INCOME (LOSS) PER SHARE OF COMMON STOCK                       $   0.10    $   0.00    $  (0.01)
                                                                    ========    ========    ========

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

                            ILM II LEASE CORPORATION

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

               For the years ended August 31, 1999, 1998 and 1997

                  (Dollars in thousands, except per share data)

                                Common Stock
                                $.01 Par Value
                            ----------------------
                                                      Additional
                                                      Paid-in     Retained
                              Shares       Amount     Capital     Earning        Total
                            ----------   ---------   ---------   ---------    ----------

BALANCE AT AUGUST 31, 1996   5,180,952   $      52   $     448   $     259    $     759

Net loss                            --          --          --         (40)         (40)
                             ---------   ---------   ---------   ---------    ---------

BALANCE AT AUGUST 31, 1997   5,180,952          52         448         219          719

Net loss                            --          --          --         (22)         (22)
                             ---------   ---------   ---------   ---------    ---------

BALANCE AT AUGUST 31, 1998   5,180,952          52         448         197          697

Net income                          --          --          --         569          569
                             ---------   ---------   ---------   ---------    ---------

BALANCE AT AUGUST 31, 1999   5,180,952   $      52   $     448   $     766    $   1,266
                             =========   =========   =========   =========    =========



                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 1999, 1998 and 1997
                                 (In thousands)

                                                                       1999       1998       1997
                                                                     --------   --------   --------
    Cash flows from operating activities:
       Net income (loss)                                             $   569    $   (22)   $   (40)
       Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities
         Depreciation expense                                            293        154         56
         Deferred tax expense (benefit), net                             116        (14)      (218)
         Changes in assets and liabilities:
           Accounts receivable, net                                        9        (34)         5
           Accounts receivable - related party                            52       (102)       (55)
           Tax refund receivable                                         137       (158)        --
           Prepaid taxes and other assets                               (302)       193       (125)
           Accounts payable and accrued expenses                        (164)       242        196
           Income taxes payable                                          226
           Accounts payable - related party                               50        135       (327)
           Termination fee payable                                      (650)       250        400
           Real estate taxes payable                                      21         10         (4)
           Security deposits                                              24          8         (3)
           Deferred rent payable                                         (39)       (24)       (31)
                                                                     -------    -------    -------
               Net cash provided by (used in) operating activities       342        638       (146)
                                                                     -------    -------    -------
    Cash flows from investing activity:
         Additions to furniture, fixtures and equipment                 (352)      (297)      (289)
                                                                     -------    -------    -------
               Net cash used in investing activities                    (352)      (297)      (289)
                                                                     -------    -------    -------
    Net (decrease) increase in cash and cash equivalents                 (10)       341       (435)

    Cash and cash equivalents, beginning of period                     1,497      1,156      1,591
                                                                     -------    -------    -------

    Cash and cash equivalents, end of period                         $ 1,487    $ 1,497    $ 1,156
                                                                     =======    =======    =======

    SUPPLEMENTAL DISCLOSURE:

    Cash paid during the period for state income taxes               $     5    $   116    $   288
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

2    USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Deferred income tax benefit reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of August 31, 1999 and 1998, are comprised of the following amounts (in thousands):

                                                                1999     1998
                                                                ----     ----
            Deferred tax asset - straight-line rent expense     $ 15     $ 28
            Deferred tax asset - book over tax depreciation      124       44
            Deferred tax asset - book over tax amortization       15       30
            Net operating loss carryforward                       --      168
                                                                ----     ----
                                                                         ----
                 Net deferred tax asset                         $154     $270
                                                                ====     ====


         The components of income tax expense (benefit) for fiscal 1999, 1998 and 1997 are as follows (in thousands):


                                         1999            1998           1997
                                       ---------       ---------     ---------
                  Current:
                     Federal            $  --           $  --         $ 162
                     State                 --              --            29
                                        -----           -----         -----
                        Total current      --              --           191
                                        -----           -----         -----

                  Deferred:
                     Federal              293             (12)         (185)
                     State                 49              (2)          (33)
                                        -----             ----         -----
                       Total deferred     342             (14)         (218)
                                        -----           ------         -----
                                        $ 342           $ (14)        $ (27)
                                        =====           ======        ======

         The reconciliation of income tax computed for fiscal 1999, 1998 and 1997, at U.S. federal statutory rates to income tax expense (benefit) is as follows (in thousands):

                                                      1999                 1998                1997
                                               ----------------     ----------------   -----------------

                  Tax at U.S. statutory rates   $ 293       34%       (12)     (34%)    $ (23)      (34%)
                  State income taxes, net
                     of federal tax benefit        49        6%        (2)      (6%)       (4)       (6%)
                                                -----     -----     -----     -----     -----     -----
                                                $ 342       40%     $ (14)     (40%)    $ (27)      (40%)
                                                =====     =====     =====     =====     =====     =====