Form 10-Q
period 2000-02-29
ILM II LEASE CORP
filed 2000-04-14
CIK 932092

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

                  FOR QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from ____ to ____.

                         Commission File Number: 0-25880

                            ILM II LEASE CORPORATION
             (Exact name of registrant as specified in its charter)

           VIRGINIA                                     04-3248639
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

1750 TYSONS BOULEVARD, SUITE 1200, TYSONS CORNER, VA                    22102
   (Address of principal executive office)                            (Zip Code)

Registrant's telephone number, including area code:             (888) 257-3550
                                                               ---------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
TITLE OF EACH CLASS                                       WHICH REGISTERED
-------------------                                       ----------------
       None                                                     None

           Securities registered pursuant to Section 12(g) of the Act:

                      SHARES OF COMMON STOCK $.01 PAR VALUE
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X_ No _ __

Shares of common stock outstanding as of February 29, 2000:  5,180,952.

===============================================================================

                            ILM II LEASE CORPORATION

                                      INDEX

Part I.  Financial Information                                                                                 PAGE
                                                                                                               ----
         Item 1.  Financial Statements
                  Balance Sheets
                  February 29, 2000 (Unaudited) and August 31, 1999............................................4

                  Statements of Income
                  For the six and three months ended February 29, 2000 and February 28, 1999 (Unaudited).......5

                  Statements of Changes in Shareholders' Equity
                  For the six  months ended February 29, 2000 and February 28, 1999 (Unaudited)................6

                  Statements of Cash Flows
                  For the six  months ended February 29, 2000 and February 28, 1999 (Unaudited)................7

                  Notes to Financial Statements (Unaudited).................................................8-11

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....12-16

Part II.  Other Information...................................................................................17

         Item 6.  Exhibits and Reports on Form 8-K............................................................17

Signatures....................................................................................................18

                            ILM II LEASE CORPORATION

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (See next page)

                            ILM II LEASE CORPORATION

                                 BALANCE SHEETS
                February 29, 2000 (Unaudited) and August 31, 1999
                  (Dollars in thousands, except per share data)

                                                       ASSETS
                                                       ------

                                                                     FEBRUARY 29, 2000           AUGUST 31, 1999
                                                                     -----------------           ---------------

Cash and cash equivalents                                                  $  1,790                    $1,487
Accounts receivable, net                                                        100                        80
Accounts receivable - related party                                              30                        50
Prepaid expenses and other assets                                               214                       352
Tax refund receivable                                                            21                        21
                                                                          ---------                 ---------
      Total current assets                                                    2,155                     1,990

Furniture, fixtures and equipment                                             1,253                     1,135
      Less:  accumulated depreciation                                          (762)                     (518)
                                                                            --------                 --------
                                                                                491                       617

Deposits                                                                          9                         9
Deferred tax asset, net                                                          52                       154
                                                                           --------                  --------
                                                                             $2,707                    $2,770
                                                                             ======                    ======


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                       $   520                   $   621
Income taxes payable                                                            229                       226
Real estate taxes payable                                                        53                       230
Accounts payable - related party                                                404                       341
Security deposits                                                                58                        49
                                                                          ---------                 ---------
      Total current liabilities                                               1,264                     1,467

Deferred rent payable                                                            22                        37
                                                                          ---------                 ---------
      Total liabilities                                                       1,286                     1,504

Contingencies

Shareholders' equity:

       Common stock, $0.01 par value, 20,000,000 shares

           authorized 5,180,952 issued and outstanding                           52                        52
       Additional paid-in capital                                               448                       448
       Retained earnings                                                        920                       766
                                                                           --------                  --------
              Total shareholders' equity                                      1,420                     1,266
                                                                            -------                ----------
                                                                             $2,707                    $2,770
                                                                             ======                    ======


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                              STATEMENTS OF INCOME
   For the six and three months ended February 29, 2000 and February 28, 1999
           (Unaudited) (Dollars in thousands, except per share data)

                                                                Six Months Ended              Three Months Ended

                                                            FEBRUARY 29    FEBRUARY 28    FEBRUARY 29       FEBRUARY 28
                                                                   2000           1999           2000              1999

REVENUES
Rental and other income                                          $8,307         $8,122         $4,176            $4,085
Interest income                                                      19              7             10                 4
                                                                 ------         ------         ------            ------
                                                                  8,326          8,129          4,186             4,089
EXPENSES
Master lease rent expense                                         2,721          2,644          1,369             1,333
Dietary and food service salaries, wages and expenses             1,396          1,366            691               675
Administrative salaries, wages and expenses                         640            597            324               315
Marketing salaries, wages and expenses                              355            323            178               153
Utilities                                                           512            527            251               254
Repairs and maintenance                                             308            286            145               156
Real estate taxes                                                   263            262            133               128
Property management fees                                            526            547            272               323
Other property operating expenses                                   729            708            364               349
General and administrative                                          168            118             83                60
Directors compensation                                               31             27             16                13
Professional fees                                                   177            151             80              (20)
Depreciation expense                                                244            118            122                72
                                                                 ------         ------         ------            ------
                                                                  8,070          7,674          4,028             3,811
                                                                 ------         ------         ------            ------

Income before taxes                                                 256            455            158               278

Income tax expense (benefit):
Current                                                               -              -              -                 -
Deferred                                                            102            182             63               111
                                                                 ------         ------         ------            ------
                                                                    102            182             63               111
                                                                 ------         ------         ------            ------

NET INCOME                                                         $154           $273           $ 95             $ 167
                                                                 ======         ======         ======            ======

Basic earnings per share of common stock                         $ 0.03         $ 0.05          $0.02            $ 0.03
                                                                 ======         ======         ======            ======


The above earnings per share of common stock is based upon the 5,180,952 shares outstanding for each period.

                             See accompanying notes.

                            ILM II LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  For the six months ended February 29, 2000 and February 28, 1999 (Unaudited)
                  (Dollars in thousands, except per share data)

                                              COMMON STOCK             ADDITIONAL
                                             $.01 PAR VALUE              PAID-IN         RETAINED
                                             --------------

                                         SHARES          AMOUNT          CAPITAL         EARNINGS                TOTAL
                                         ------          ------          -------         --------                -----

Balance at August 31, 1998                5,180,952            $ 52             $448             $197         $    697

Net Income                                        -               -                -              273              273
                                          --------            --------         -------           -----         -------

Balance at February 28, 1999              5,180,952            $ 52             $448             $470          $   970
                                          =========            ====             ====             ====          =======

Balance at August 31, 1999                5,180,952            $ 52             $448             $766         $  1,266

Net Income                                        -               -                -              154              154
                                          ---------           ------          -------            ----          -------

Balance at February 29, 2000              5,180,952            $ 52             $448             $920           $1,420
                                          =========            ====             ====             ====           ======


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
  For the six months ended February 29, 2000 and February 28, 1999 (Unaudited)
                             (Dollars In thousands)

                                                                                   Six Months Ended

                                                                              February 29,    February 28,
                                                                                  2000            1999
Cash flows from operating activities:
   Net income                                                                      $   154        $ 273
   Adjustments to reconcile net income to
   net cash provided by operating activities:
          Depreciation expense                                                         244          118
               Deferred tax expense (benefit)                                          102          182
               Changes in assets and liabilities:
                  Accounts receivable, net                                             (20)         (56)
                  Accounts receivable - related party                                   20            -
                  Prepaid expenses and other assets                                    138            2
                  Tax refund receivable                                                  -          131
                  Accounts payable and accrued expenses                               (101)        (111)
                  Accounts payable - related party                                      63           45
                  Termination fee payable                                                -         (650)
                  Real estate taxes payable                                           (177)        (106)
                  Income taxes payable                                                   4            -
                  Deferred rent payable                                                (15)         (14)
                  Security deposits, net                                                 9           11
                                                                                  ---------     ---------

                                 Net cash provided by operating activities             421         (175)

Cash flows from investing activities:
                Additions to furniture, fixtures and equipment                        (118)        (157)
                                                                                  ---------    --------
                                Net cash used in investing activities                 (118)        (157)

Net increase (decrease)  in cash and cash equivalents                                  303         (330)

Cash and cash equivalents, beginning of period                                       1,487         1,497
                                                                                   -------     ---------

Cash and cash equivalents, end of period                                           $ 1,790      $  1,167
                                                                                   =======      ========

SUPPLEMENTAL DISCLOSURE:
------------------------

Cash paid during the period for state income taxes                                $     1      $      3
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

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 29, 2000, and revenues and expenses for each of the six- and three-month periods ended February 29, 2000 and February 28, 1999. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the six- and three-month periods ended February 29, 2000, are not necessarily indicative of the results to be expected for the year ending August 31, 2000.

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

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)

     AGREEMENT AND PLAN OF  MERGER WITH CAPITAL SENIOR LIVING CORPORATION
     --------------------------------------------------------------------

         On February 7, 1999, ILM II entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000. In connection with the merger, ILM II has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger. As a result of the proposed merger, it is currently expected that the Company would have minimal residual value after settlement of expenses and other costs.

2.   THE FACILITIES LEASE AGREEMENT
     ------------------------------

         ILM II Holding (the "Lessor") leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease is scheduled to expire on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility but was extended on a month-to-month basis), unless terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. As noted above, ILM II has entered into an agreement and plan of merger with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. While there can be no assurance, consummation of the merger is presently anticipated in the second or third quarter of calendar year 2000. The lease is accounted for as an operating lease in the Company's financial statements.

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

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

2.  THE FACILITIES LEASE AGREEMENT (CONTINUED)
    ------------------------------------------

     Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $4,035,600. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent was $718,000 and $368,000 for the six- and three-month periods ended February 29, 2000, respectively, compared to $642,000 and $332,000 for the six- and three-month periods ended February 28, 1999, respectively.

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

3.   RELATED PARTY TRANSACTIONS
     --------------------------

     The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to the Management Agreement, which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. The Management Agreement is co-terminous with the Facilities Lease Agreement. If, for any reason, the Facilities Lease Agreement is extended beyond December 31, 2000, the scheduled expiration date of the Management Agreement would be extended as well, but not beyond July 29, 2001. There is no present intention to extend the term of the Facilities Lease Agreement or the term of the Management Agreement and it is likely they will be terminated before the end of the term of the Facilities Lease Agreement (see "Agreement and Plan of Merger with Capital Senior Living Corporation" in Note 1). Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the "net cash flow" of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the six- and three-month periods ended February 29, 2000, Capital earned property management fees from the Company of $526,000 and $272,000, respectively, compared to $547,000 and $323,000 for the six- and three-month periods ended February 28, 1999, respectively.

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)
                                   (continued)

3.    RELATED PARTY TRANSACTIONS (CONTINUED)
      --------------------------------------

          On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these potential expansions if they are pursued. ILM II Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc For the six- and three-month periods ended February 29, 2000, and February 28, 1999, Capital Senior Development, Inc. earned no fees from the Company for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary, President and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the six- and three-month periods ended February 29, 2000, Greenberg Traurig earned fees from the Company of $27,000 and $15,000, respectively. For the six- and three-month periods ended February 28, 1999, Greenberg Traurig earned fees from the Company of $22,000 and $20,000, respectively.

         Accounts receivable - related party at February 29, 2000 and August 31, 1999 includes $30,349 expense reimbursement due from ILM II Holding for the balance of the Ft. Myers roof replacement. Accounts payable - related party at February 29, 2000 includes $368,000 for variable rent due to ILM II Holding and $16,000 in accrued legal fees due to Greenberg Traurig, Counsel to the Company and a related party. At August 31, 1999 accounts payable related party include $337,000 for variable rent due to ILM II Holding and $4,000 in accrued legal fees due to Greenberg Traurig, Counsel to the Company and a related party.

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

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM II Holding decide that any of the Senior Housing Facilities should be expanded, the Facilities Lease Agreement between the Company and ILM II Holding would be amended to include such expansion. The Facilities Lease Agreement is scheduled to expire on December 31, 2000. Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for use of all the Senior Housing Facilities in the aggregate amount of $4,035,600. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent was $718,000 and $368,000 for the six-and-three month periods ended February 29, 2000, respectively, compared to $642,000 and $332,000 for the six- and three-month periods ended February 28, 1999, respectively.

As explained below, ILM II has entered into an agreement and plan of merger with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. Accordingly, since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM I, there is no assurance that the Company's operations will continue beyond the effective date of the merger. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000.

AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

       On February 7, 1999, ILM II entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation, the corporate parent of Capital, and certain affiliates of Capital. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000. In connection with the merger, ILM II has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement immediately prior to the effective time of the merger. As noted above, the Facilities Lease Agreement, which is scheduled to expire on December 31, 2000, may be terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger. As a result of the proposed merger, it is currently expected that the Company would have minimal residual value after settlement of expenses and other costs.

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the six properties in which the Company has invested averaged 92% and 95% for the three-month periods ended February 29, 2000 and February 28, 1999, respectively. Base rent payments of $4,035,600 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues, which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM II Holding.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

      At February 29, 2000, the Company had cash and cash equivalents of $1,790,000 compared to $1,487,000 at August 31, 1999. Remaining amounts of cash will be used for the Company's working capital requirements. As noted above, under the terms of the Facilities Lease Agreement, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal years 1999, 1998, and 1997 or for the first quarter of fiscal year 2000. The Company may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flows from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

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

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 29, 2000 VERSUS SIX MONTHS ENDED FEBRUARY 28, 1999

REVENUES
    Total revenues were $8,326,000 for the six months ended February 29, 2000 compared to $8,129,000 for the same period of the prior year, representing an increase of $197,000 or 2.4%. This increase is primarily the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES
      Total expenses were $8,070,000 for the six months ended February 29, 2000 compared to $7,674,000 for the same period in the prior year, representing an increase of $396,000 or 5.2%. This increase was primarily due to increases in facilities lease rent expense of $77,000 or 2.9%, administrative salaries and expenses of $43,000 or 7.2%; repairs and maintenance of $22,000 or 7.7%; depreciation expense of $125,000 or 105.9%; general and administrative costs of $52,000 or 44.1%; and professional fees of $26,000 or 17.2%. The increase in facilities lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date. Pursuant to the terms of the Facilities Lease Agreement, such assets would revert to ILM Holding upon lease expiration or termination.

INCOME TAX EXPENSE
    Income tax expense decreased overall by $80,000 or 44.0% as compared to the same period in the prior year, as a result of an decrease in income before taxes of $199,000 or 77.7%, from $455,000 in 1999 to $256,000 in 2000.

    NET INCOME Primarily as a result of the factors noted above, net income decreased $119,000 or 43.6% to $154,000 for the six months ended February 29, 2000 from net income of $273,000 for the six months ended February 28, 1999.


THREE MONTHS ENDED FEBRUARY 29, 2000 VERSUS THREE MONTHS ENDED FEBRUARY 28, 1999

REVENUES
    Total revenues were $4,186,000 for the three months ended February 29, 2000 compared to $4,089,000 for the same period of the prior year, representing an increase of $97,000 or 2.4%. This increase is primarily the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES
      Total expenses were $4,028,000 for the three months ended February 29, 2000 compared to $3,811,000 for the same period in the prior year, representing an increase of $217,000 or 5.7%. This increase was primarily due to increases in facilities lease rent expense of $36,000 or 2.7%; marketing, salaries, wages and expenses of $25,000 or 16.3%; general and administrative expenses of $23,000 or 38.3%; and depreciation expense of $50,000 or 69.4% offset by decreases in professional fees of $100,000 or 500%; and property management fees of $51,000 or 15.8% as well as minor increases and decreases in other expenses. The increase in facilities lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date. Pursuant to the terms of the Facilities Lease Agreement, such assets would revert to ILM Holding upon lease expiration or termination.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (CONTINUED)

 INCOME TAX EXPENSE
    Income tax expense decreased overall by $48,000 or 43.2% as compared to the same period in the prior year, as a result of a decrease in income before taxes of $120,000 or 43.2%, from $278,000 in 1999 to $158,000 in 2000.

NET INCOME
    Primarily as a result of the factors noted above, net income decreased $72,000 or 43.1% to $95,000 for the three months ended February 29, 2000 from net income of $167,000 for the three months ended February 28, 1999.

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

                          BY: ILM II LEASE CORPORATION

                         By: /s/ Jeffry R. Dwyer
                            ----------------------------
                                 Jeffry R. Dwyer
                                     President

Dated: APRIL 14, 2000
      ---------------