Form 10-Q
period 2000-05-31
ILM II LEASE CORP
filed 2000-07-17
CIK 932092

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

                     FOR QUARTERLY PERIOD ENDED MAY 31, 2000
                                                -------------
                                       OR

           -- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from ____ to ____.

                         Commission File Number: 0-25880
                                                 ---------

                            ILM II LEASE CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

           VIRGINIA                                           04-3248639
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

1750 Tysons Boulevard, Suite 1200, Tysons Corner, Va              22102
--------------------------------------------------------------------------------
   (Address of principal executive office)                     (Zip Code)

Registrant's telephone number, including area code:            (888) 257-3550
                                                            -------------------

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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X  No
                                       ----    ----

Shares of common stock outstanding as of May 31, 2000:  5,180,952.

Current Report on Form 8-K
of Registrant Dated June 7, 2000

================================================================================

                            ILM II LEASE CORPORATION

                                      INDEX

Part I.  Financial Information                                                                              PAGE
         Item 1.  Financial Statements

                  Balance Sheets
                  May 31, 2000 (Unaudited) and August 31, 1999.................................................4

                  Statements of Income
                  For the nine and three months ended May 31, 2000 and 1999 (Unaudited)........................5

                  Statements of Changes in Shareholders' Equity
                  For the nine months ended May 31, 2000 and 1999 (Unaudited)..................................6

                  Statements of Cash Flows
                  For the nine months ended May 31, 2000 and 1999 (Unaudited)..................................7

                  Notes to Financial Statements (Unaudited).................................................8-12

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....13-17

Part II. Other Information....................................................................................18

         Item 6.  Exhibits and Reports on Form 8-K............................................................18

Signatures....................................................................................................19

                            ILM II LEASE CORPORATION

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (See next page)

                            ILM II LEASE CORPORATION

                                 BALANCE SHEETS
                  May 31, 2000 (Unaudited) and August 31, 1999
                  (Dollars in thousands, except per share data)

                                    ASSETS

                                                           MAY 31, 2000  AUGUST 31, 1999
                                                           ------------  ---------------
Cash and cash equivalents                                    $ 1,863       $ 1,487
Accounts receivable, net                                          63            80
Accounts receivable - related party                               30            50
Prepaid expenses and other assets                                144           352
Tax refund receivable                                             21            21
                                                             -------       -------
      Total current assets                                     2,121         1,990

Furniture, fixtures and equipment                              1,366         1,135
      Less:  accumulated depreciation                           (884)         (518)
                                                             -------       -------
                                                                 482           617
Deposits                                                           9             9
Deferred tax asset, net                                           54           154
                                                             -------       -------
                                                             $ 2,666       $ 2,770
                                                             =======       =======

            LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                        $   545       $   621
Income taxes payable                                              --           226
Real estate taxes payable                                        184           230
Accounts payable - related party                                 398           341
Security deposits                                                 62            49
                                                             -------       -------
      Total current liabilities                                1,189         1,467

Deferred rent payable                                             14            37
                                                             -------       -------
      Total liabilities                                        1,203         1,504

Contingencies

Shareholders' equity:
       Common stock, $0.01 par value, 20,000,000 shares
           authorized 5,180,952 issued and outstanding            52            52
       Additional paid-in capital                                448           448
       Retained earnings                                         963           766
                                                             -------       -------
              Total shareholders' equity                       1,463         1,266
                                                             -------       -------
                                                             $ 2,666       $ 2,770
                                                             =======       =======



                             See accompanying notes.

                            ILM II LEASE CORPORATION

                              STATEMENTS OF INCOME
      For the nine and three months ended May 31, 2000 and 1999 (Unaudited)
                  (Dollars in thousands, except per share data)

                                                             NINE MONTHS ENDED       THREE MONTHS ENDED
                                                                  MAY 31                   MAY 31
                                                           --------------------      --------------------
                                                             2000        1999         2000         1999
                                                           -------      -------      -------      -------
REVENUES
 Rental and other income                                   $12,469      $12,130      $ 4,162      $ 4,008
 Interest income                                                29           12           10            4
                                                           -------      -------      -------      -------
                                                            12,498       12,142        4,172        4,012
EXPENSES
 Master lease rent expense                                   4,084        3,947        1,364        1,302
 Dietary and food service salaries, wages and expenses       2,102        2,050          706          685
 Administrative salaries, wages and expenses                 1,097          888          457          291
 Marketing salaries, wages and expenses                        542          513          188          191
 Utilities                                                     748          772          235          245
 Repairs and maintenance                                       468          447          160          162
 Real estate taxes                                             394          394          131          131
 Property management fees                                      739          773          213          225
 Other property operating expenses                           1,101        1,074          373          366
 General and administrative                                    292          187          106           82
 Directors compensation                                         45           39           14           12
 Professional fees                                             221          245           44           81
 Depreciation expense                                          366          199          122           81
                                                           -------      -------      -------      -------
                                                            12,199       11,528        4,113        3,854
                                                           -------      -------      -------      -------
Income before taxes                                            299          614           59          158

Income tax expense (benefit):
 Current                                                        23           --           17           --
 Deferred                                                       79          246           --           63
                                                           -------      -------      -------      -------
                                                               102          246           17           63
                                                           -------      -------      -------      -------
NET INCOME                                                 $   197      $   368      $    42      $    95
                                                           =======      =======      =======      =======
Basic earnings per share of common stock                   $  0.04      $  0.07      $  0.01      $  0.01
                                                           =======      =======      =======      =======


The above earnings per share of common stock is based upon the 5,180,952 shares outstanding for each period.

                             See accompanying notes.

                            ILM II LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
           For the nine months ended May 31, 2000 and 1999 (Unaudited)
                  (Dollars in thousands, except per share data)

                                       Common Stock
                                      $.01 Par Value          Additional
                                ------------------------       Paid-in         Retained
                                  Shares         Amount        Capital       Earnings        Total
                                ---------      ---------      ---------      ---------      ---------
Balance at August 31, 1998      5,180,952      $      52      $     448      $     197      $     697

Net Income                             --             --             --            368            368
                                ---------      ---------      ---------      ---------      ---------
Balance at May 31, 1999         5,180,952      $      52      $     448      $     565      $   1,065
                                =========      =========      =========      =========      =========
Balance at August 31, 1999      5,180,952      $      52      $     448      $     766      $   1,266

Net Income                             --             --             --            197            197
                                ---------      ---------      ---------      ---------      ---------
Balance at May 31, 2000         5,180,952      $      52      $     448      $     963      $   1,463
                                =========      =========      =========      =========      =========




                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
           For the nine months ended May 31, 2000 and 1999 (Unaudited)
                             (Dollars In thousands)

                                                                                 Nine Months Ended
                                                                                      May 31,
                                                                                ---------------------
                                                                                 2000          1999
                                                                                -------       -------
Cash flows from operating activities:
   Net income                                                                   $   197       $   368
   Adjustments to reconcile net income to
     net cash provided by operating activities:
          Depreciation expense                                                      366           199
               Deferred tax expense (benefit)                                       100           245
               Changes in assets and liabilities:
                  Accounts receivable, net                                           17           (73
                  Accounts receivable - related party                                20            --
                  Prepaid expenses and other assets                                 208           (16)
                  Tax refund receivable                                              --           131
                  Accounts payable and accrued expenses                             (76)          (47)
                  Accounts payable - related party                                   57            34
                  Termination fee payable                                            --          (650)
                  Real estate taxes payable                                         (46)          (93)
                  Income taxes payable                                             (226)           --
                  Deferred rent payable                                             (23)          (22)
                  Security deposits, net                                             13            17
                                                                                -------       -------
                                 Net cash provided by operating activities          607           (93)

Cash flows from investing activities:
                Additions to furniture, fixtures and equipment                     (231)         (227)
                                                                                -------       -------
                                Net cash used in investing activities              (231)         (227)
                                                                                -------       -------
Net increase (decrease)  in cash and cash equivalents                               376          (134)

Cash and cash equivalents, beginning of period                                    1,487         1,497
                                                                                -------       -------
Cash and cash equivalents, end of period                                        $ 1,863       $ 1,363
                                                                                =======       =======
SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for state and federal income taxes                  $   278       $     3
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

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 2000, and revenues and expenses for each of the nine- and three-month periods ended May 31, 2000 and 1999. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the nine- and three-month periods ended May 31, 2000, are not necessarily indicative of the results to be expected for the year ending August 31, 2000.

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

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)

     AGREEMENT AND PLAN OF  MERGER WITH CAPITAL SENIOR LIVING CORPORATION

         On February 7, 1999, ILM II entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation ("CSLC"), the corporate parent of Capital, and certain affiliates of Capital. On April 18, 2000, ILM II entered into a First Amendment to the Amended and Restated Agreement and Plan of Merger dated October 19, 1999.

         At a special meeting of Shareholders on June 22, 2000, holders of more than two-thirds of the outstanding shares of ILM's common stock voted in favor of approval of the proposed Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000. Subject to the satisfaction of certain conditions, consummation of the merger is expected to occur on or about July 31, 2000. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000.

         The Facilities Lease Agreement by its terms is scheduled to expire on December 31, 2000, and may be terminated earlier at the election of ILM II Holding upon sale of ILM II Holding's senior living communities to a non-affiliated third party.

         In connection with the merger, on June 2, 2000, the Company received notice from ILM II Holding indicating that the Facilities Lease Agreement would terminate on the date of consummation of the pending merger of ILM II and Capital. Subject to the satisfaction of certain conditions and the receipt of requisite approvals, although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, consummation of the merger is expected to occur on or about July 31, 2000.

         If the merger is consummated, the Company's operations would not be expected to continue beyond the termination of the Facilities Lease Agreement. Additionally, upon such termination, it is currently expected that the Company would have nominal value after payment of expenses and other costs, and the Board accordingly would review the Company's status and continued existence. The Company plans to adopt a liquidation basis of accounting if the Facilities Lease Agreement is terminated. At present, it is expected that liquidation would be completed by the end of Calendar Year 2000. If the merger is not consummated, it is anticipated that the Facilities Lease Agreement will remain in full force and effect pursuant to its terms.

2.   THE FACILITIES LEASE AGREEMENT

       ILM II Holding (the "Lessor") leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease is scheduled to expire on December 31, 2000 (December 31, 1999 with respect to the Santa Barbara Facility but was extended on a month-to-month basis), unless terminated earlier at the election of the Lessor in connection with the sale by the Lessor of the Senior Housing Facilities to a non-affiliated third party, upon 30 days' notice to the Company. As noted above, ILM II has entered into an agreement and plan of merger, as amended, with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement on the date of consummation of the pending merger. While there can be no assurance, consummation of the merger is expected to occur on or about July 31, 2000. The lease is accounted for as an operating lease in the Company's financial statements.

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

     Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $4,035,600. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also pays variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent was $1,081,000 and $363,000 for the nine- and three-month periods ended May 31, 2000, respectively, compared to $943,000 and $301,000 for the nine- and three-month periods ended May 31, 1999, respectively.

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

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

     3.  RELATED PARTY TRANSACTIONS

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to the Management Agreement, which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at Capital Senior Living Corporation, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of Capital Senior Living Corporation. The Management Agreement is co-terminous with the Facilities Lease Agreement. If, for any reason, the Facilities Lease Agreement is extended beyond December 31, 2000, the scheduled expiration date of the Management Agreement would be extended as well, but not beyond July 29, 2001. There is no present intention to extend the term of the Facilities Lease Agreement or the term of the Management Agreement and it is likely they will be terminated before the end of the term of the Facilities Lease Agreement (see "Agreement and Plan of Merger with Capital Senior Living Corporation" in Note 1). In connection with the Agreement and Plan of Merger discussed in Note 1, the Management Agreement with Capital will be terminated upon consummation of the merger. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the "net cash flow" of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the nine- and three-month periods ended May 31, 2000, Capital earned property management fees from the Company of $739,000 and $213,000, respectively, compared to $773,000 and $225,000 for the nine- and three-month periods ended May 31, 1999, respectively.

          On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these potential expansions if they are pursued. ILM II Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the nine- and three-month periods ended May 31, 2000, and 1999, Capital Senior Development, Inc. earned no fees from the Company for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary, President and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the nine- and three-month periods ended May 31, 2000, Greenberg Traurig earned fees from the Company of $28,000 and $1,700, respectively. For the nine- and three-month periods ended May 31, 1999, Greenberg Traurig earned fees from the Company of $54,000 and $0, respectively.

         Accounts receivable - related party at May 31, 2000 and August 31, 1999 includes $30,349 expense reimbursement due from ILM II Holding for the balance of the Ft. Myers roof replacement. Accounts payable - related party at May 31, 2000 includes $363,000 for variable rent due to ILM II Holding; $16,000 in accrued legal fees due to Greenberg Traurig, Counsel to the Company and a related party; and $19,000 in miscellaneous reimbursements due to affiliates. At August 31, 1999 accounts payable - related party include $337,000 for variable rent due to ILM II Holding and $4,000 in accrued legal fees due to Greenberg Traurig, Counsel to the Company and a related party.

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

6.       SUBSEQUENT EVENT

          On June 2, 2000, ILM II caused Holding II to notify the Company that the Facilities Lease Agreement would terminate on the date of consummation of the pending merger of the Company with CSLC. Subject to the satisfaction of certain conditions and the receipt of requisite approvals, consummation of the merger is expected to occur on or about July 30, 2000. If the merger is not consummated, it is anticipated that the Facilities Lease Agreement will remain in full force and effect pursuant to its terms.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM II Holding decide that any of the Senior Housing Facilities should be expanded, the Facilities Lease Agreement between the Company and ILM II Holding would be amended to include such expansion. The Facilities Lease Agreement is scheduled to expire on December 31, 2000. Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for use of all the Senior Housing Facilities in the aggregate amount of $4,035,600. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000. Variable rent was $1,081,000 and $363,000 for the nine-and-three month periods ended May 31, 2000, respectively, compared to $943,000 and $301,000 for the nine- and three-month periods ended May 31, 1999, respectively.

As explained below, ILM II has entered into an agreement and plan of merger with Capital Senior Living Corporation and certain affiliates of Capital, and has agreed to cause ILM II Holding to cancel and terminate the Facilities Lease Agreement on the date of consummation of the merger. Accordingly, since the Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM II, there is no assurance that the Company's operations will continue beyond the effective date of the merger. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000.

AGREEMENT AND PLAN OF MERGER WITH CAPITAL SENIOR LIVING CORPORATION

     On February 7, 1999, ILM II entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, with Capital Senior Living Corporation ("CSLC"), the corporate parent of Capital, and certain affiliates of Capital. On April 18, 2000, ILM II entered into a First Amendment to the Amended and Restated Agreement and Plan of Merger dated October 19, 1999.

     At a special meeting of Shareholders on June 22, 2000, holders of more than two-thirds of the outstanding shares of ILM II's common stock voted in favor of approval of the proposed Amended and Restated Agreement and Plan of Merger dated October 19, 1999, as amended on April 18, 2000. Subject to the satisfaction of certain conditions, consummation of the merger is expected to occur on or about July 31, 2000. The agreement presently provides that it may be terminated if the merger is not consummated by September 30, 2000.

     The Facilities Lease Agreement by its terms is scheduled to expire on December 31, 2000, and may be terminated earlier at the election of ILM II Holding upon sale of ILM II Holding's senior living communities to a non-affiliated third party.

     In connection with the merger, on June 2, 2000, the Company received notice from ILM II Holding indicating that the Facilities Lease Agreement would terminate on the date of consummation of the pending merger of ILM II and Capital. Subject to the satisfaction of certain conditions and the receipt of requisite approvals, although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, consummation of the merger is expected to occur on or about July 31, 2000.

     If the merger is consummated, the Company's operations would not be expected to continue beyond the termination of the Facilities Lease Agreement. Additionally, upon such termination, it is currently expected that the Company would have nominal value after payment of expenses and other costs, and the Board accordingly would review the Company's status and continued existence. The Company plans to adopt a liquidation basis of accounting if the Facilities Lease Agreement is terminated. At present, it is expected that liquidation would be completed by the end of Calendar Year 2000. If the merger is not consummated, it is anticipated that the Facilities Lease Agreement will remain in full force and effect pursuant to its terms.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the six properties in which the Company has invested averaged 91% and 92% for the three-month periods ended May 31, 2000 and 1999, respectively. Base rent payments of $4,035,600 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues, which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM II Holding.

      At May 31, 2000, the Company had cash and cash equivalents of $1,863,000 compared to $1,487,000 at August 31, 1999. Remaining amounts of cash will be used for the Company's working capital requirements. As noted above, under the terms of the Facilities Lease Agreement, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal years 1999, 1998, and 1997 or for the first three quarters of fiscal year 2000. The Company may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flows from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements on both a short-term and long-term basis.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 31, 2000 VERSUS NINE MONTHS ENDED MAY 31, 1999

REVENUES

    Total revenues were $12,498,000 for the nine months ended May 31, 2000 compared to $12,142,000 for the same period of the prior year, representing an increase of $356,000 or 2.9%. This increase is primarily the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES

      Total expenses were $12,199,000 for the nine months ended May 31, 2000 compared to $11,528,000 for the same period in the prior year, representing an increase of $671,000 or 5.8%. This increase was primarily due to increases in facilities lease rent expense of $137,000 or 3.5%; administrative salaries and expenses of $209,000 or 23.5%; repairs and maintenance of $21,000 or 4.7%; depreciation expense of $167,000 or 83.9%; general and administrative costs of $105,000 or 56.1%; and marketing, salaries, wages and expenses of $29,000 or 5.7%. These increases in expenses were offset by decreases in property management fees of $34,000 or 4.4%; professional fees of $24,000 or 9.8%; and utilities of $24,000 or 3.1%. The increase in facilities lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date. Pursuant to the terms of the Facilities Lease Agreement, such assets would revert to ILM Holding upon lease expiration or termination.

INCOME TAX EXPENSE

    Income tax expense decreased overall by $144,000 or 58.5% as compared to the same period in the prior year, as a result of a decrease in income before taxes of $315,000 or 48.7%, from $614,000 in 1999 to $299,000 in 2000.

NET INCOME

    Primarily as a result of the factors noted above, net income decreased $171,000 or 46.5% to $197,000 for the nine months ended May 31, 2000 from net income of $368,000 for the nine months ended May 31, 1999.

THREE MONTHS ENDED MAY 31, 2000 VERSUS THREE MONTHS ENDED MAY 31, 1999

REVENUES

    Total revenues were $4,172,000 for the three months ended May 31, 2000 compared to $4,012,000 for the same period of the prior year, representing an increase of $160,000 or 4.0%. This increase is primarily the result of increased rental rates at certain of the Company's Senior Housing Facilities located in strong markets.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (CONTINUED)

EXPENSES

      Total expenses were $4,113,000 for the three months ended May 31, 2000 compared to $3,854,000 for the same period in the prior year, representing an increase of $259,000 or 6.7%. This increase was primarily due to increases in facilities lease rent expense of $62,000 or 4.8%; administrative salaries, wages and expenses of $166,000 or 57.0%; general and administrative expenses of $24,000 or 29.3%; and depreciation expense of $41,000 or 50.6%. These increases were offset by decreases in professional fees of $37,000 or 45.7%; and property management fees of $12,000 or 5.3% as well as minor increases and decreases in other expenses. The increase in facilities lease rent expense is the result of increased variable rent payments due under the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date. Pursuant to the terms of the Facilities Lease Agreement, such assets would revert to ILM Holding upon lease expiration or termination.

 INCOME TAX EXPENSE

    Income tax expense decreased overall by $46,000 or 73.0% as compared to the same period in the prior year, as a result of a decrease in income before taxes of $99,000 or 62.7%, from $158,000 in 1999 to $59,000 in 2000.

NET INCOME

    Primarily as a result of the factors noted above, net income decreased $53,000 or 55.8% to $42,000 for the three months ended May 31, 2000 from net income of $95,000 for the three months ended May 31, 1999.

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

                            PART II-OTHER INFORMATION

ITEM 1. THROUGH 5.                  NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:         27. Financial Data Schedule

(b)      Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K dated June 7, 2000, reporting the impending termination of the Facilities Lease Agreement between the Company and ILM II and its effect on the Company's value and continued existence.

                            ILM II LEASE CORPORATION

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BY:  ILM II LEASE CORPORATION




                                            By:    /s/   JEFFRY R. DWYER
                                                ------------------------------
                                                     Jeffry R. Dwyer
                                                         President

Dated: July 14,  2000
      ----------------