Form 10-K
period 2000-08-31
ILM II LEASE CORP
filed 2000-12-15
CIK 932092

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

  X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
 ---                     SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 2000
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____.

                         Commission File Number: 0-25880
                                                 -------

                            ILM II LEASE CORPORATION
             (Exact name of registrant as specified in its charter)

    VIRGINIA                                                      04-3248639
----------------------                                       -------------------
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)

1750 Tysons Boulevard, Suite 1200, Tysons Corner, VA                       22102
--------------------------------------------------------------------------------
  (Address of principal executive office)                             (Zip Code)

Registrant's telephone number, including area code:               (888) 257-3550
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
         None                                                   None

           Securities registered pursuant to Section 12(g) of the Act:

                     Shares of Common Stock, $.01 Par Value
                     --------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No     .
                                       ---       ---

Shares of common stock outstanding as of August 31, 2000: 5,180,952. The aggregate sales price of the shares sold was $500,000. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                     Documents                           Form 10-K Reference
----------------------------------------------           -------------------
Registration Statement on Form 10 of registrant          Part III, Part IV
dated July 20, 1995, as supplemented

Current Report on Form 8-K                               Part IV
of registrant dated June 7, 2000

================================================================================

                            ILM II LEASE CORPORATION

                                 2000 FORM 10-K

                                TABLE OF CONTENTS

Part I                                                                                                           Page
------                                                                                                           ----
Item     1    Business...........................................................................................I-1

Item     2    Properties.........................................................................................I-5

Item     3    Legal Proceedings..................................................................................I-5

Item     4    Submission of Matters to a Vote of Security Holders................................................I-6


Part II

Item     5    Market for the Registrant's Shares and Related
              Stockholder Matters...............................................................................II-1

Item     6    Selected Financial Data...........................................................................II-2

Item     7    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................................................II-3

Item     8    Financial Statements and Supplementary Data.......................................................II-7

Item     9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................................................II-7


Part III

Item     10   Directors and Executive Officers of the Registrant...............................................III-1

Item     11   Executive Compensation...........................................................................III-3

Item     12   Security Ownership of Certain Beneficial Owners and Management...................................III-3

Item     13   Certain Relationships and Related Transactions...................................................III-3


Part IV

Item     14   Exhibits, Financial Statement Schedules and Reports on Form 8-K...................................IV-1

Signatures......................................................................................................IV-2

Index to Exhibits...............................................................................................IV-3

Financial Statements and Supplementary Data...................................................................F1-F15

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

         ILM II Holding (the "Lessor"), a majority-owned subsidiary of ILM II, leases the Senior Housing Facilities to the Company (the "Lessee"), pursuant to the Facilities Lease Agreement. Subsequent to the fiscal year end, on November 13, 2000, the ILM II Board of Directors voted to extend the Facilities Lease Agreement on a month-to-month basis beyond its original expiration date of December 31, 2000. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with Capital Senior Living Corporation ("CSLC") is consummated or March 31, 2000, and on a month-to-month basis thereafter if the merger is not consummated by that time. The lease is accounted for as an operating lease in the Company's financial statements.

                            ILM II LEASE CORPORATION

     In July 1996, the Company terminated the property management agreement with AHC, and the Company entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at CSLC, the corporate parent of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. As a result, the Management Agreement with Capital was considered a related party transaction through July 28, 1998.

     Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $3,995,586 ($4,035,600 in 1999). The reduction in base rent from the previous year is due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000. Beginning September 1, 2000, annual base rent will be $3,555,427 (excluding Villa Santa Barbara). The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000 through August 15, 2000, when Villa Santa Barbara was sold. Beginning September 1, 2000, variable rent will be payable quarterly in an amount equal to 40% of the excess of the aggregate total revenues over $11,634,000 (excluding Villa Santa Barbara). For the fiscal years ended August 31, 2000 and 1999, variable rent expense was $1,437,000 and $1,261,000, respectively.

     On February 7, 1999, ILM II entered into an agreement and plan of merger with CSLC, the corporate parent of Capital, and certain affiliates of CSLC. In connection with the merger, the Company has received notice from ILM II Holding indicating that the Facilities Lease Agreement would terminate on the date of consummation of the pending merger of ILM II and CSLC. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger. Additionally, upon such termination, it is currently expected that the Company would have nominal value after payment of expenses and other costs, and the Board accordingly would review the Company's status and continued existence.

     On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and sell the Senior Housing facility to CSLC.

     The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, and may be terminated earlier at the election of ILM II Holding upon sale of ILM II Holding's senior living communities to a non-affiliated third party. On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC is consummated or March 31, 2000, and on a month-to-month basis thereafter if the merger is not consummated by that time.

                            ILM II LEASE CORPORATION

         Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM II Holding as of August 31, 2000 are summarized as follows:

                                                                      Year
                                                                    Facility          Rentable          Resident
Property Name and Location (1)            Type of Property            Built          Units (2)       Capacities (2)
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

         Through June 18, 1997, and subject to the supervision of and pursuant to the general policies set by the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber Lease Advisors, L.P. ("PaineWebber"). For discussion purposes, PaineWebber will refer to PaineWebber Lease Advisors, L.P. and all affiliates of PaineWebber that provided services to the Company in the past. PaineWebber resigned from this position effective as of June 18, 1997. PaineWebber agreed to perform certain administrative services for the Company and its affiliates through August 31, 1997. Through the date of its resignation, PaineWebber performed the day-to-day operations of the Company and acted as the investment advisor and consultant for the Company. PaineWebber provided cash management, accounting, tax preparation, financial reporting, investor communications and relations as well as asset management services to the Company. These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies, advisors and consultants including Greenberg Traurig, Fleet Bank, Ernst & Young LLP, and MAVRICC Management Systems, Inc.

         There are currently three Directors of the Company. The Directors are subject to removal by the vote of the holders of a majority of the outstanding shares of the Company's common stock.

         The terms of transactions between the Company and PaineWebber and similar disclosures with respect to relationships of other related parties which provide services to the Company are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

         As discussed further in Item 7, on July 29, 1996, the Company terminated the property management agreement with AHC and retained Capital to be the property manager of the Senior Housing Facilities, and ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at CSLC, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. As a result, through July 28, 1998, Capital was considered a related party (see Item
13). Capital earned property management fees from Lease II of $903,000 and $980,000 for the years ended August 31, 2000 and 1999, respectively.

                            ILM II LEASE CORPORATION

ITEM 2.  PROPERTIES

         As of August 31, 2000, the Company has leased the five operating properties referred to under Item 1 to which reference is made for the description, name and location of such properties.

         Average occupancy levels for each fiscal quarter during 2000, along with an average for the year, are presented below for each property:

                                                           Average Quarterly Occupancy
                             -----------------------------------------------------------------------------------------
                                                                                                       Fiscal 2000
                                 11/30/99          2/29/00           5/31/00           8/31/00           Average
                                 --------          -------           -------           -------           -------

The Palms                          89%                92%              92%               90%               91%

Crown Villa                        95%                90%              89%               85%               90%

Overland Park Place                94%                93%              92%               95%               94%

Rio Las Palmas                     94%                92%              93%               93%               93%

The Villa at Riverwood             88%                88%              84%               85%               86%

ITEM 3.  LEGAL PROCEEDINGS

         On July 29, 1996, the Company and ILM II Holding (collectively for this
Item 3, the "Companies") terminated a property management agreement with AHC which covered the then six Senior Housing Facilities leased by the Company from ILM II Holding. The management agreement with AHC was terminated for cause pursuant to the contract. Simultaneously, with the termination of the management agreement, the Companies, together with certain affiliated entities, filed suit against AHC in the United States District Court for the Eastern District of Virginia for breach of contract, breach of fiduciary duty and fraud. The Companies alleged, among other things, that AHC willfully performed actions specifically in violation of the agreement and that such actions caused damages to the Companies.

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

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was a Director of the Company and President, Chief Executive Officer and Director of ILM II, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 2000, the amount advanced to Capital by the Company and Lease I for Capital's California litigation costs totaled approximately $563,000. No amounts were advanced during fiscal year 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         None.

                            ILM II LEASE CORPORATION

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER MATTERS

         Prior to September 1, 1995, the Company was a wholly-owned subsidiary of ILM II. Pursuant to a reorganization and distribution agreement, ILM II capitalized the Company with $500,000, an amount estimated to provide the Company with necessary working capital. On September 1, 1995, MAVRICC Management Systems, Inc., as the distribution agent, caused to be issued on the stock records of the Company the distributed common stock of the Company, in uncertificated form, to the holders of record of ILM II common stock at the close of business on July 14, 1995. One share of the Company's common stock was distributed for each outstanding share of ILM II common stock. No certificates or scrip representing fractional shares of the Company's common stock were issued to holders of ILM II common stock as part of the distribution. In lieu of receiving fractional shares, each holder of ILM II common stock who would otherwise have been entitled to receive a fractional share of the Company's common stock received a cash payment equivalent to $0.14 per share for such fractional interest. At August 31, 2000, there were 3,270 record holders of the Company's shares. The shares do not trade on an established exchange and the only market that has developed is a secondary market; therefore, little resale activity occurs. Although PaineWebber and others may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent.

         The Company did not pay cash dividends in fiscal years 2000, 1999 and 1998, and may or may not determine to pay cash dividends in the future.

         On February 7, 1999, ILM II entered into an agreement and plan of merger with CSLC, the corporate parent of Capital, and certain affiliates of CSLC. In connection with the merger, the Company has received notice from ILM II Holding indicating that the Facilities Lease Agreement would terminate on the date of consummation of the pending merger of ILM II and CSLC. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger. Additionally, upon such termination, it is currently expected that the Company would have nominal value after payment of expenses and other costs, and the Board accordingly would review the Company's status and continued existence.

         On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and sell the Senior Housing facility to CSLC.

         The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, and may be terminated earlier at the election of ILM II Holding upon sale of ILM II Holding's senior living communities to a non-affiliated third party. On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC is consummated or March 31, 2000, and on a month-to-month basis thereafter if the merger is not consummated by that time.

                            ILM II LEASE CORPORATION

ITEM 6.  SELECTED FINANCIAL DATA

                            ILM II LEASE CORPORATION
                  (Dollars in thousands, except per share data)

                                            For the year ended August 31,
                                           2000           1999           1998
                                        -----------    -----------    -----------

Revenues                                $    16,605    $    16,250    $    15,524

Income (loss) before income taxes               211            911            (36)

Income tax expense (benefit)                    475            342            (14)
                                        -----------    -----------    -----------

Net (loss) income                       $      (264)   $       569    $       (22)
                                        ===========    ===========    ===========

Net (loss) income per share of common
stock                                   $     (0.05)   $      0.10    $      0.00
                                        ===========    ===========    ===========

Total assets                            $     2,545    $     2,770    $     2,733
                                        ===========    ===========    ===========

Shares outstanding                        5,180,952      5,180,952      5,180,952

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

         Pursuant to the Facilities Lease Agreement, the Company paid base rent for the use of the Senior Housing Facilities in the aggregate amount of $3,995,586 ($4,035,600 in 1999). The reduction in base rent from the previous year is due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000. Beginning September 1, 2000, annual base rent will be $3,555,427 (excluding Villa Santa Barbara). The Facilities Lease Agreement is a "triple-net" lease whereby the Company, as Lessee, pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000 through August 15, 2000, when Villa Santa Barbara was sold. Beginning September 1, 2000, variable rent will be payable quarterly in an amount equal to 40% of the excess of the aggregate total revenues over $11,634,000 (excluding Villa Santa Barbara). For the fiscal years ended August 31, 2000 and 1999, variable rent expense was $1,437,000 and $1,261,000, respectively.

                            ILM II LEASE CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, and may be terminated earlier at the election of ILM II Holding upon sale of ILM II Holding's senior living communities to a non-affiliated third party. On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC is consummated or March 31, 2000, and on a month-to-month basis thereafter if the merger is not consummated by that time.

         On July 29, 1996, the Company terminated the management agreement with AHC covering the then six Senior Housing Facilities leased by the Company (see "Item 3. Legal Proceedings") and retained Capital to be the manager of the Senior Housing Facilities. ILM II has guaranteed payment of all fees due to Capital under the terms of the Management Agreement. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at CSLC, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. As a result, the Management Agreement with Capital was considered a related party transaction through July 28, 1998. Under the terms of the management agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined, as well as an incentive management fee equal to 25% of the amount by which net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of facility expansion costs.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was a Director of the Company and President, Chief Executive Officer and Director of ILM II, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 2000, the amount advanced to Capital by the Company and Lease I for Capital's California litigation costs totaled approximately $563,000. No amounts were advanced during fiscal year 2000.

         Occupancy levels for the five properties which the Company leases from ILM II Holding (six Senior Housing Facilities in 1999 due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000) averaged 91% and 94% for the years ended August 31, 2000 and 1999, respectively. The Senior Housing Facilities have generated sufficient net cash flow to cover the base rent payments at their current level of $3,995,586 during fiscal 2000 ($4,035,600 in 1999 due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara on August 15, 2000) since the inception of the Company's operations. Base rent payments of $3,555,427 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent beginning in January 1997. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM II Holding. In fiscal years ended August 31, 2000 and 1999, the Company had variable rent expense of $1,437,000 and $1,261,000, respectively.

                            ILM II LEASE CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

         At August 31, 2000, the Company had cash and cash equivalents of $1,894,000 compared to $1,487,000 at August 31, 1999. This increase of $407,000 is primarily attributable to cash flows from the operations of the senior housing facilities. As noted above, under the terms of the facilities lease agreement, the lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal years 2000, 1999 and 1998. The Company may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

       REVENUES. Total revenues were $16,605,000 for the year ended August 31, 2000 compared to $16,250,000 for the year ended August 31, 1999, representing an increase of $355,000, or 2.2%. Rental and other income from the Company's senior housing operations increased $330,000 or 2.0%, primarily as a result of increases in rental rates at certain other facilities located in strong markets. Interest income increased $25,000 or 138.9%, to $43,000 in fiscal year 2000, from $18,000 in fiscal year 1999, due to an increase in cash and cash equivalents experienced throughout most of fiscal year 2000.

       EXPENSES. Total expenses were $16,394,000 in fiscal 2000 compared to $15,339,000 in fiscal 1999, representing an increase of $1,055,000 or 6.9%. Although overall expenses remained generally comparable, depreciation expense increased $342,000 or 116.7% due to recognition of changes in remaining useful lives for certain assets purchased in 2000 and prior to conform to the lease expiration date, as such assets are not subject to repurchase by ILM II Holding. Facilities Lease Agreement rent expense increased $136,000 or 2.6% as the result of the increase in variable rents due under the Facilities Lease Agreement. Other increases in expense included administrative salaries, wages and expenses of $229,000 or 19.1%; dietary and food service salaries, wages and expenses of $80,000 or 2.9%; general and administrative of $163,000 or 71.5% due mainly to increases in Director's & Officer's and property-level insurance of $113,000 over the previous year and minor increases in certain other general & administrative costs; and a $68,000 or 30.5% increase in professional fees as a result of increased legal fees.

       INCOME TAX EXPENSE. Income tax expense increased $133,000 from a benefit of $342,000 in fiscal 1999 to expense of $475,000 in fiscal 2000 due to the Company's recording of a Valuation Allowance against deferred tax assets not expected to be recovered due to termination of the Facilities Lease Agreement.

       NET (LOSS) INCOME. Primarily as a result of the factors discussed above, net income decreased $833,000 or 146% to net loss of $264,000 in fiscal 2000 from net income of $569,000 in fiscal 1999.

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

INFLATION

         The Company completed its fifth full year of operations in fiscal 2000. The effects of inflation and changes in prices on the Company's operating results to date have not been significant. Inflation in future periods is likely to cause increases in the Company's expenses, which may be partially offset by increases in revenues from the tenant leases at the Senior Housing Facilities. Rental revenues may tend to rise with inflation since the rental rates on the tenant leases, which are short-term in nature, can be adjusted to keep pace with inflation as market conditions allow. As noted above, under the terms of the Facilities Lease Agreement between the Company and ILM II Holding, the Company is obligated to pay variable rent, in addition to the base rent owed, in an amount equal to 40% of the excess of total revenues from the Senior Housing Facilities over a specified base amount. Accordingly, to the extent that the total revenues are in excess of this threshold, a portion of the increase in revenues would be payable to ILM II Holding.

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

         (a) and (b) The names and ages of the Directors and Executive Officers of the Company during fiscal 2000 are as follows:

                                                                                                  Dates
         Name                               Office                                     Age        of Office
         ----                               ------                                     ---        ---------

         Jeffry R. Dwyer                    President, Secretary and Director           54        9/13/94*-present
         Julien G. Redele                   Director                                    65        7/28/98-present
         J. William Sharman, Jr.            Director                                    60        9/18/97-present

         * The date of incorporation of the Company.

         (c) There is no family relationship among any of the foregoing Directors or Officers. All of the foregoing Directors and Officers of the Company have been elected to serve until the Company's next annual meeting.

         (d) The business experience of each of the Directors and Executive Officers of the Company is as follows:

         JEFFRY R. DWYER is President, Secretary and Director of the Company. Mr. Dwyer has served as President of the Company since March 9, 1999. Mr. Dwyer has been a shareholder of Greenberg Traurig, which has provided legal services to the Company and its affiliates since June 1997. From 1993 to 1997 Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as Secretary and Director of ILM II and also as President, Secretary and Director of Lease I. Mr. Dwyer has written several law review articles and a major treatise on real estate financing and taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.

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

         J. WILLIAM SHARMAN, JR. is a Director and served as President of the Company from September 18, 1997 through July 28, 1998. Mr. Sharman also presently serves as a Director of Lease I. Mr. Sharman is the Chairman of the Board and CEO of Lancaster Hotels and Resorts, Inc., a hotel management company. Mr. Sharman served for ten years as Chairman of the Board and President of the Lancaster Group, Inc., a real estate development firm based


                                     III-1

                            ILM II LEASE CORPORATION
in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman serves as a Director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm, and also serves on the Board of Trustees of St. Edwards University in Austin, Texas. Mr. Sharman also presently serves as President and Director of ILM II. He has a Bachelor of Science degree from the University of Notre Dame.

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

                 On October 15, 1999, the parties entered into a Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. This litigation was settled at no cost to ILM II and ILM I. As part of the settlement, CSLC increased its proposed merger consideration payable to the ILM II and ILM I shareholders and is also responsible for a total of approximately $1.1 million in plaintiffs' attorneys fees and expenses if the proposed merger is consummated. If the proposed merger is not consummated and if ILM II and ILM I were to consummate an extraordinary transaction with a third party, then ILM II and ILM I would be responsible for the plaintiffs' attorneys fees and expenses.

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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 2000, there was compliance with all filing requirements applicable to its Officers and Directors and ten-percent beneficial holders.


                                     III-2

                            ILM II LEASE CORPORATION

ITEM 11. EXECUTIVE COMPENSATION

         The Company's Directors each receive annual compensation of $12,000 plus $500 for attending each Board of Directors meeting and reimbursement for expenses incurred in attending meetings and as a result of other work performed for the Company. Officers of the Company are not compensated. Jeffry R. Dwyer receives compensation from and is a shareholder of Greenberg Traurig, which acts as Counsel to the Company and its affiliates. The former Officers of the Company who were also Officers of PaineWebber received compensation from PaineWebber which indirectly related to services to the Company because the Company was required to pay certain fees to PaineWebber as described in Item 13. When PaineWebber resigned as advisor to the Company, the former officers resigned effective the same date, therefore no services were provided by such persons subsequent to June 18, 1997. Lawrence A. Cohen, who was a Director of the Company until July 28, 1998, received compensation from and was an employee of CSLC, an affiliate of Capital, a related party through July 28, 1998.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Subject to the supervision of the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber through 1997. The advisory relationship with PaineWebber ceased on June 18, 1997; therefore, the payment of advisory fees ceased as of that date. Other services, such as accounting, compliance, investor communications and relations, and cash management services ceased on August 31, 1997; therefore, the Company was not obligated to pay service fees past August 31, 1997 to PaineWebber. As previously discussed in Item 1, PaineWebber resigned effective June 18, 1997. Under the advisory agreement, PaineWebber had specific management responsibilities; to perform day-to-day operations of the Company and to act as the investment advisor and consultant for the Company in connection with general policy and investment decisions. PaineWebber received a fee in an amount equal to 0.5% of the gross operating revenue of the facilities. For the years ended August 31, 2000, 1999 and 1998, PaineWebber earned no management fees.


                                     III-3

                            ILM II LEASE CORPORATION

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. As discussed in Note 1, Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at CSLC, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. Under the Management Agreement, Capital generally is required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordination with the Company, leasing the individual units in the Senior Housing Facilities maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the years ended August 31, 2000 and 1999, Capital earned property management fees from the Company of $903,000 and $980,000, respectively.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was a Director of the Company and President, Chief Executive Officer and Director of ILM II, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 2000, the amount advanced to Capital by the Company and Lease I for Capital's California litigation costs totaled approximately $563,000. No amounts were advanced during fiscal year 2000.

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM II Holding will reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 2000 and 1999, Capital Senior Development, Inc. earned fees from the Company of $0 and $15,000, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, President, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 2000 and 1999, Greenberg Traurig earned fees from the Company of $34,000 and $54,000, respectively.


                                     III-4

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

         (b) The Company filed a Current Report on Form 8-K dated June 7, 2000 reporting that on June 2, 2000, ILM II caused Holding II to notify the Company that the Facilities Lease Agreement would terminate on the date of consummation of the pending merger of the Company with CSLC. Subject to the satisfaction of certain conditions and the receipt of requisite approvals, consummation of the merger was expected to occur on or about July 30, 2000 but which, to date, has not occurred and that, if the merger is not consummated, it is anticipated that the Facilities Lease Agreement will remain in full force and effect pursuant to its terms.

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

                                   ILM II LEASE CORPORATION



                                   By:   /s/ Jeffry R. Dwyer
                                         ---------------------------------------
                                         Jeffry R. Dwyer
                                         President
                                         (Principal Accounting Officer)




Dated: December 13, 2000
       -----------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.




By:  /s/ Jeffry R. Dwyer                                      Date: December 13, 2000
     -------------------------------------------                    -------------------------------
     Jeffry R. Dwyer
     Director




By:  /s/ Julien G. Redele                                     Date: December 13, 2000
     -------------------------------------------                    -------------------------------
     Julien G. Redele
     Director




By:  /s/  J. William Sharman, Jr.                             Date: December 13, 2000
     ------------------------------------------                     -------------------------------
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

    (13)                  Annual Reports to Shareholders                        No Annual Report for the year
                                                                                ended August 31, 2000 has been
                                                                                sent to the Shareholders.  An
                                                                                Annual Report will be sent to the
                                                                                Shareholders subsequent to this
                                                                                filing.

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

                            ILM II LEASE CORPORATION

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                               REFERENCE
                                                                                               ---------
    ILM II LEASE CORPORATION:

           Report of Ernst & Young LLP, Independent Auditors                                       F-2

           Balance Sheets as of August 31, 2000 and 1999                                           F-3

           Statements of Operations for the years ended August 31, 2000, 1999 and 1998             F-4

           Statements of Changes in Shareholders' Equity for the years ended August 31,            F-5
             2000, 1999 and 1998

           Statements of Cash Flows for the years ended August 31, 2000, 1999 and 1998             F-6

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders of
ILM II Lease Corporation:

We have audited the accompanying balance sheets of ILM II Lease Corporation as of August 31, 2000 and 1999, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assisting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILM II Lease Corporation at August 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                            ERNST & YOUNG LLP


Dallas, Texas
October 24, 2000
Except for Note 1, as to which the date is November 28, 2000

                            ILM II LEASE CORPORATION

                                 BALANCE SHEETS
                            August 31, 2000 and 1999
                  (Dollars in thousands, except per share data)


                                  ASSETS
                                                                    2000       1999
                                                                   -------    -------

Cash and cash equivalents                                          $ 1,894    $ 1,487
Accounts receivables, net                                               21         80
Accounts receivable - related party                                     40         50
Accounts receivable - Capital Senior Living Corporation                 39          -
State tax refund receivable                                             21         21
Prepaid taxes and other assets                                          58        352
                                                                   -------    -------
         Total current assets                                        2,073      1,990

Furniture, fixtures and equipment                                    1,604      1,135
Less: accumulated depreciation                                      (1,153)      (518)
                                                                   -------    -------
                                                                       451        617

Deposits                                                                 9          9
Deferred tax asset, net                                                 12        154
                                                                   -------    -------
                                                                   $ 2,545    $ 2,770
                                                                   =======    =======

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                              $   542    $   625
Federal income taxes payable                                           276        226
Real estate taxes payable                                              305        230
Accounts payable - related party                                       378        337
Security deposits                                                       36         49
                                                                   -------    -------
         Total current liabilities                                   1,537      1,467

Deferred rent payable                                                    6         37
                                                                   -------    -------
         Total liabilities                                           1,543      1,504

Commitments and contingencies

Shareholders' equity:
     Common stock, $0.01 par value, 20,000,000 shares
       authorized, 5,180,952 shares issued and outstanding              52         52
     Additional paid-in capital                                        448        448
     Retained earnings                                                 502        766
                                                                   -------    -------
         Total shareholders' equity                                  1,002      1,266
                                                                   -------    -------
                                                                   $ 2,545    $ 2,770
                                                                   =======    =======


                             See accompanying notes

                            ILM II LEASE CORPORATION

                            STATEMENTS OF OPERATIONS
               For the years ended August 31, 2000, 1999 and 1998
                  (Dollars in thousands, except per share data)

                                                          2000        1999        1998
                                                        --------    --------    --------

REVENUES:
  Rental and other income                               $ 16,562    $ 16,232    $ 15,481
  Interest income                                             43          18          43
                                                        --------    --------    --------
                                                          16,605      16,250      15,524

EXPENSES:
  Facilities lease rent expense                            5,401       5,265       4,988
  Dietary, salaries, wages and food service expenses       2,820       2,740       2,677
  Administrative salaries, wages and expenses              1,425       1,196       1,090
  Marketing salaries, wages and expenses                     722         705         688
  Utilities                                                1,024       1,062       1,045
  Repairs and maintenance                                    634         636         554
  Real estate taxes                                          603         527         506
  Property management fees                                   903         980         899
  Other property operating expenses                        1,483       1,433       1,433
  General and administrative                                 391         228         323
  Directors compensation                                      62          51          75
  Professional fees                                          291         223         878
  Termination fee expense                                      -           -         250
  Depreciation expense                                       635         293         154
                                                        --------    --------    --------
                                                          16,394      15,339      15,560
                                                        --------    --------    --------

Income (loss) before income taxes                            211         911         (36)

Income tax expense (benefit):
  Current                                                    333         226           -
  Deferred                                                   142         116         (14)
                                                        --------    --------    --------
                                                             475         342         (14)
                                                        --------    --------    --------

NET (LOSS) INCOME                                       $   (264)   $    569    $    (22)
                                                        ========    ========    ========

NET (LOSS) INCOME PER SHARE OF COMMON STOCK             $  (0.05)   $   0.10    $   0.00
                                                        ========    ========    ========

  The above net income (loss) per share of common stock is based upon the weighted average number of shares outstanding for the year ended August 31, 2000, 1999 and 1998, of 5,180,952.


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               For the years ended August 31, 2000, 1999 and 1998
                  (Dollars in thousands, except per share data)


                               Common Stock
                              $.01 Par Value    Additional
                             ----------------   Paid-in       Retained
                              Shares   Amount   Capital       Earnings  Total
                             --------- ------   -------       --------  -----

BALANCE AT AUGUST 31, 1997   5,180,952    52      448           219        719

Net loss                             -     -        -           (22)       (22)
                             ---------   ---     ----         -----    -------

BALANCE AT AUGUST 31, 1998   5,180,952    52      448           197        697

Net income                           -     -        -           569        569
                             ---------   ---     ----         -----    -------

BALANCE AT AUGUST 31, 1999   5,180,952   $52     $448         $ 766    $ 1,266
                             ---------   ---     ----         -----    -------

Net loss                             -     -        -          (264)      (264)
                             ---------   ---     ----         -----    -------

BALANCE AT AUGUST 31, 2000   5,180,952   $52     $448         $ 502    $ 1,002
                             =========   ===     ====         =====    =======


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
               For the years ended August 31, 2000, 1999 and 1998
                                 (In thousands)


                                                                 2000       1999       1998
                                                                -------    -------    -------
Cash flows from operating activities:
   Net (loss) income                                            $  (264)   $   569    $   (22)
   Adjustments to reconcile net (loss) income to
     net cash provided by operating activities
     Depreciation expense                                           635        293        154
     Deferred tax expense (benefit), net                            142        116        (14)
     Changes in assets and liabilities:
       Accounts receivable, net                                      59          9        (34)
       Accounts receivable - related party                           10         52       (102)
       Accounts receivable- Capital Senior Living Corporation       (39)
       State tax refund receivable                                    -        137       (158)
       Prepaid taxes and other assets                               294       (302)       193
       Accounts payable and accrued expenses                        (83)      (164)       242
       Federal income taxes payable                                  49        226
       Accounts payable - related party                              41         50        135
       Termination fee payable                                        -       (650)       250
       Real estate taxes payable                                     75         21         10
       Security deposits                                            (13)        24          8
       Deferred rent payable                                        (31)       (39)       (24)
                                                                -------    -------    -------
           Net cash provided by operating activities                876        342        638
                                                                -------    -------    -------

Cash flows from investing activity:
     Additions to furniture, fixtures and equipment                (469)      (352)      (297)
                                                                -------    -------    -------
           Net cash used in investing activities                   (469)      (352)      (297)
                                                                -------    -------    -------

Net increase (decrease) in cash and cash equivalents                407        (10)       341

Cash and cash equivalents, beginning of period                    1,487      1,497      1,156
                                                                -------    -------    -------

Cash and cash equivalents, end of period                        $ 1,894    $ 1,487    $ 1,497
                                                                =======    =======    =======

SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for federal income taxes            $   231    $     -    $     -
                                                                =======    =======    =======

Cash paid during the period for state income taxes              $    57    $     5    $   116
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

         In July 1996, following the termination of the property management agreement with AHC, the Company entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at Capital Senior Living Corporation ("CSLC"), the corporate parent of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. As a result, the Management Agreement with Capital was considered a related party transaction through July 28, 1998 (see Note 3).

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)

1.   ORGANIZATION, RESTRUCTURING, AND NATURE OF OPERATIONS (continued)

         On February 7, 1999, ILM II entered into an agreement and plan of merger with CSLC, the corporate parent of Capital, and certain affiliates of CSLC. In connection with the merger, the Company has received notice from ILM II Holding indicating that the Facilities Lease Agreement would terminate on the date of consummation of the pending merger of ILM II and CSLC. Although there can be no assurance as to whether the merger will be consummated or, if consummated, as to the timing thereof, the Company's operations would not be expected to continue beyond the effective time of the merger. Additionally, upon such termination, it is currently expected that the Company would have nominal value after payment of expenses and other costs, and the Board accordingly would review the Company's status and continued existence.

         On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and sell the Senior Housing facility to CSLC.

         The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, and may be terminated earlier at the election of ILM II Holding upon sale of ILM II Holding's senior living communities to a non-affiliated third party. On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC is consummated or March 31, 2000, and on a month-to-month basis thereafter if the merger is not consummated by that time.

2.   USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of August 31, 2000 and 1999 and revenues and expenses for the years ended August 31, 2000, 1999 and 1998. Actual results could differ from the estimates and assumptions used.

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

         The Company's policy is to expense all advertising costs as incurred. For the years ended August 31, 2000, 1999 and 1998, advertising expenses were $722,000, $705,000 and $688,000, respectively.

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)

2.   USE OF ESTIMATES AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The cash and cash equivalents, receivables, accounts payable and accrued liabilities appearing on the accompanying balance sheets represent financial instruments for purposes of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments." The carrying amount of these assets and liabilities approximates their fair value as of August 31, 2000 due to the short-term nature of these instruments.

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

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)

3.   RELATED PARTY TRANSACTIONS

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement which commenced on July 29, 1996. As discussed in Note 1, Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at CSLC, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. Under the Management Agreement, Capital generally is required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordinating with the Company, leasing the individual units in the Senior Housing Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the years ended August 31, 2000, 1999 and 1998, Capital earned property management fees from the Company of $903,000, $980,000 and $899,000, respectively.

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was a Director of the Company and President, Chief Executive Officer and Director of ILM II, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 2000, the amount advanced to Capital by the Company and Lease I for Capital's California litigation costs totaled approximately $563,000. No amounts were advanced during fiscal year 2000.

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of the Senior Housing Facilities. Capital Senior Development, Inc. will receive a fee equal to 7% of the total development costs of these expansions if they are pursued. ILM II Holding will reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the years ended August 31, 2000 and 1999, Capital Senior Development, Inc. earned fees from the Company of $0 and $15,000, respectively, for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, President, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 2000 and 1999, Greenberg Traurig earned fees from the Company of $32,000 and $54,000, respectively.

         Accounts receivable - related party at August 31, 2000 and 1999 includes $40,000 and $30,000, respectively, in expense reimbursements due from Holding II for capital expenditures at the Senior Housing Facilities. Also included in Accounts receivable - related party at August 31, 1999 is $20,000 in other reimbursable costs due from ILM II Holding. Accounts Receivable - Capital Senior Living Corporation at August 31, 2000 includes amounts due from Capital as part of the final settlement of property-level receivables and payables at lease termination with respect to the Company's 75% interest in Villa Santa Barbara. Accounts payable - related party at August 31, 2000 and 1999 primarily includes $356,000 and $337,000, respectively, for variable rent due to ILM II Holding.

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

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)

5.   THE FACILITIES LEASE AGREEMENT

         ILM II Holding (the "Lessor"), a majority-owned subsidiary of ILM II, leases the Senior Housing Facilities to the Company (the "Lessee"), pursuant to a Facilities Lease Agreement. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000, and may be terminated earlier at the election of ILM II Holding upon sale of ILM II Holding's senior living communities to a non-affiliated third party. On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC is consummated or March 31, 2000, and on a month-to-month basis thereafter if the merger is not consummated by that time. On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and sell the Senior Housing facility to CSLC. The lease is accounted for as an operating lease in the Company's financial statements.

         Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM II Holding at August 31, 2000, are summarized as follows:

                                                             Year
                                                           Facility     Rentable      Resident
     Name                        Location                    Built      Units (1)   Capacity (1)
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


     (1) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (continued)

5.   THE FACILITIES LEASE AGREEMENT (continued)

         Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $3,995,586 per year ($4,035,600 in 1999). The reduction in base rent from the previous year is due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000. Beginning September 1, 2000, annual base rent will be $3,555,427 (excluding Villa Santa Barbara). The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000 through August 15, 2000, when Villa Santa Barbara was sold. Beginning September 1, 2000, variable rent will be payable quarterly in an amount equal to 40% of the excess of the aggregate total revenues over $11,634,000 (excluding Villa Santa Barbara). For the fiscal years ended August 31, 2000 and 1999, variable rent expense was $1,437,000 and $1,261,000, respectively.

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

         On February 4, 1997, AHC filed a complaint in the Superior Court of the State of California against Capital, the new property manager; Lawrence A. Cohen, who, through July 28, 1998, was a Director of the Company and President, Chief Executive Officer and Director of ILM II, and others alleging that the defendants intentionally interfered with AHC's agreement (the "California litigation"). The complaint sought damages of at least $2,000,000. On March 4, 1997, the defendants removed the case to Federal District Court in the Central District of California. At a Board meeting on February 26, 1997, the Company's Board of Directors concluded that since all of Mr. Cohen's actions relating to the California litigation were taken either on behalf of the Company under the direction of the Board or as a PaineWebber employee, the Company or its affiliates should indemnify Mr. Cohen with respect to any expenses arising from the California litigation, subject to any insurance recoveries for those expenses. Legal fees paid by the Company and Lease I on behalf of Mr. Cohen totaled $229,000 as of August 31, 2000. The Company's Board also concluded that, subject to certain conditions, the Company or its affiliates should pay reasonable legal fees and expenses incurred by Capital in the California litigation. At August 31, 2000, the amount advanced to Capital by the Company and Lease I for Capital's California litigation costs totaled approximately $563,000. No amounts were advanced during fiscal year 2000.

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

         Deferred income tax benefit reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of August 31, 2000 and 1999, are comprised of the following amounts (in thousands):

                                                                              2000           1999
                                                                              ----           ----

                  Deferred tax asset - straight-line rent expense             $   3         $  15
                  Deferred tax asset - book over tax depreciation               332           124
                  Deferred tax asset - book over tax amortization                 9            15
                                                                               ----         -----
                  Gross deferred tax asset                                      344           154
                  Valuation allowance                                          (332)            -
                                                                              -----         -----
                       Gross deferred tax asset                               $  12         $ 154
                                                                              =====         =====


         The components of income tax expense (benefit) for fiscal 2000, 1999 and 1998 are as follows (in thousands):

                                                       2000            1999           1998
                                                     ---------       ---------      ---------
                  Current:
                     Federal                            $ 276          $    -          $   -
                     State                                 57               -              -
                                                        -----          ------          -----
                       Total current                      333               -              -
                                                        -----          ------          -----

                  Deferred:
                     Federal                              122             293            (12)
                     State                                 20              49             (2)
                                                        -----          ------          -----
                       Total deferred                     142             342            (14)
                                                        -----          ------          -----
                                                        $ 475          $  342          $ (14)
                                                        =====          ======          =====

         During the fourth quarter of fiscal year 2000, the Company recorded income tax expense of $316,802 to record a valuation allowance of $331,745 against deferred tax assets that are not expected to be recovered due to the termination of the Facilities Lease Agreement.

         The reconciliation of income tax computed for fiscal 2000, 1999 and 1998, at U.S. federal statutory rates to income tax expense (benefit) is as follows (in thousands):

                                                             2000                 1999                1998
                                                     ------------------    ----------------    -----------------

                  Tax at U.S. statutory rates         $ 72         34%      $293      34%        (12)     (34%)
                  State income taxes, net
                     of federal tax benefit             13          6%        49       6%         (2)      (6%)
                  Valuation allowance                  332        158%         -       0%          -        0%
                  Other                                 58         27%         -       0%          -        0%
                                                      ----       -----     -----       --      -----      ----
                                                      $342        225%      $342      40%       $(14)     (40%)
                                                      ====        ====      ====      ===       =====     =====