Form 10-Q
period 2000-11-30
ILM II LEASE CORP
filed 2001-01-16
CIK 932092

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

                  FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         ---    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from ____ to ____.


                         Commission File Number: 0-25880

                            ILM II LEASE CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)


          VIRGINIA                                           04-3248639
-------------------------------                      ---------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


1750 Tysons Boulevard, Suite 1200, Tysons Corner, VA               22102
--------------------------------------------------------------------------------
   (Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code:            (888) 257-3550
                                                           ---------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
Title of Each Class                                        Which Registered
-------------------                                ----------------------------
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
Yes   X   No
    -----    ------

Shares of common stock outstanding as of November 30, 2000:  5,180,952.


================================================================================

                            ILM II LEASE CORPORATION

                                      INDEX


Part I.  Financial Information                                                                                 PAGE
                                                                                                               ----
         Item 1.  Financial Statements

                  Balance Sheets
                  November 30, 2000 (Unaudited) and August 31, 2000............................................4

                  Statements of Income
                  For the three months ended November 30, 2000 and 1999 (Unaudited)............................5

                  Statements of Changes in Shareholders' Equity
                  For the three months ended November 30, 2000 and 1999 (Unaudited)............................6

                  Statements of Cash Flows
                  For the three months ended November 30, 2000 and 1999 (Unaudited)............................7

                  Notes to Financial Statements (Unaudited).................................................8-12

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....13-16

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

Signatures....................................................................................................18

                            ILM II LEASE CORPORATION


PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (See next page)

                            ILM II LEASE CORPORATION


                                 BALANCE SHEETS
                November 30, 2000 (Unaudited) and August 31, 2000
                  (Dollars in thousands, except per share data)



                                     ASSETS
                                     ------

                                                                     November 30, 2000       August 31, 2000
                                                                     -----------------       ---------------

Cash and cash equivalents                                              $  1,417                   $1,894
Accounts receivable, net                                                     32                       21
Accounts receivable - related party                                          40                       40
Accounts receivable - Capital Senior Living Corporation                      39                       39
Prepaid expenses and other assets                                           150                       58
State tax refund receivable                                                  21                       21
                                                                        -------                 --------
      Total current assets                                                1,699                    2,073

Furniture, fixtures and equipment                                         1,733                    1,604
      Less:  accumulated depreciation                                    (1,651)                  (1,153)
                                                                        -------                 --------

                                                                             82                      451


Deposits                                                                      9                        9
Deferred tax asset, net                                                       -                       12
                                                                        -------                 --------
                                                                         $1,790                   $2,545
                                                                        =======                 ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Accounts payable and accrued expenses                                   $   497                  $   542
Federal income taxes payable                                                276                      276
Real estate taxes payable                                                   106                      305
Accounts payable - related party                                            309                      378
Security deposits                                                            41                       36
                                                                        -------                 --------
      Total current liabilities                                           1,229                    1,537

Deferred rent payable                                                         -                        6
                                                                        -------                 --------
      Total liabilities                                                   1,229                    1,543


Commitments and contingencies

Shareholders' equity:

       Common stock, $0.01 par value, 20,000,000 shares
           authorized 5,180,952 issued and outstanding                       52                       52
       Additional paid-in capital                                           448                      448
       Retained earnings                                                     61                      502
                                                                        -------                 --------
              Total shareholders' equity                                    561                    1,002
                                                                        -------                 --------
                                                                         $1,790                   $2,545
                                                                        =======                 ========



                             See accompanying notes.

                            ILM II LEASE CORPORATION

                              STATEMENTS OF INCOME

        For the three months ended November 30, 2000 and 1999 (Unaudited)
                 (Dollars in thousands, except per share data)


                                                                Three Months Ended
                                                                   November 30
                                                                   -----------
                                                                2000         1999
                                                                ----         ----
REVENUES:
   Rental and other income                                       $ 3,548       $4,131
   Interest income
                                                                      10            8
                                                                --------     --------
                                                                   3,558        4,139
                                                                --------     --------
EXPENSES:
   Facilities lease  rent expense                                  1,139        1,352
   Dietary salaries, wages and food service expenses                 632          705
   Administrative salaries, wages and expenses                       271          316
   Marketing salaries, wages and expenses                            147          177
   Utilities                                                         187          262
   Repairs and maintenance                                           134          163
   Real estate taxes                                                 118          130
   Property management fees                                          208          253
   Other property operating expenses                                 319          365
   General and administrative expenses                               176           82
   Directors compensation                                             14           15
   Professional fees                                                 144           99
   Depreciation expense                                              498          122
                                                                --------     --------
                                                                   3,987        4,041
                                                                --------     --------

(Loss) income before taxes                                          (429)          98

Income tax expense:
   Current                                                             -           39
   Deferred                                                           12            -
                                                                --------     --------
                                                                      12           39
                                                                --------     --------

NET (LOSS) INCOME                                                $  (441)      $   59
                                                                ========     ========

Basic (loss) earnings per share of common stock                  $ (0.09)      $ 0.02
                                                                ========     ========




The above earnings per share of common stock is based upon the 5,180,952 shares outstanding for each period.



                             See accompanying notes.

                            ILM II LEASE CORPORATION


                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
        For the three months ended November 30, 2000 and 1999 (Unaudited)
                  (Dollars in thousands, except per share data)


                                              Common Stock
                                             $.01 Par Value            Additional
                                             --------------              Paid-In         Retained
                                         Shares          Amount          Capital         Earnings           Total
                                         ------          ------          -------         --------           -----
Balance at August 31, 1999             5,180,952           $ 52             $448             $766         $  1,266

Net Income                                     -              -                -               59               59
                                       ---------           ----             ----             ----         --------

Balance at November 30, 1999           5,180,952           $ 52             $448             $825         $  1,325
                                       =========           ====             ====             ====         ========

Balance at August 31, 2000             5,180,952           $ 52             $448             $502         $  1,002

Net Loss                                       -              -                -             (441)            (441)
                                       ---------           ----             ----             ----         --------

Balance at November 30, 2000           5,180,952           $ 52             $448            $  61         $    561
                                       =========           ====             ====            =====         ========



                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
        For the three months ended November 30, 2000 and 1999 (Unaudited)
                             (Dollars In thousands)


                                                                           Three Months Ended
                                                                           ------------------
                                                                              November 30,
                                                                              ------------

                                                                             2000            1999
                                                                             ----            ----
Cash flows from operating activities:
   Net (loss) income                                                       $    (441)       $   59
   Adjustments to reconcile net income to
     net cash (used in) provided by
       operating activities:
               Depreciation expense                                              498           122
               Deferred tax expense                                               12             -
               Changes in assets and liabilities:
                  Accounts receivable, net                                       (11)           20
                  Accounts receivable - related party                              -            20
                  Accounts receivable - Capital Senior Living Corporation          -             -
                  Prepaid expenses and other assets                              (92)          185
                  Accounts payable and accrued expenses                          (46)           22
                  Accounts payable - related party                               (69)           33
                  Real estate taxes payable                                     (199)         (210)
                  Federal income taxes payable                                     -            43
                  Deferred rent payable                                           (6)           (8)
                  Security deposits, net                                           5             5
                                                                           ---------        ------

                        Net cash (used by) provided by operating activities     (348)          291

Cash flows from investing activity:
                  Additions to furniture, fixtures and equipment                (129)          (60)
                                                                           ---------        ------
                        Net cash used in investing activities                   (129)          (60)
                                                                           ---------        ------

Net (decrease) increase in cash and cash equivalents                            (477)          231

Cash and cash equivalents, beginning of period                                 1,894         1,487
                                                                           ---------        ------
Cash and cash equivalents, end of period                                   $   1,417        $1,718
                                                                           =========        ======

Supplemental Disclosure:
------------------------

Cash paid during the period for state and federal income taxes             $       -        $   50
                                                                           =========        ======



                             See accompanying notes.

                            ILM II LEASE CORPORATION

                    Notes to Financial Statements (Unaudited)



1.       General
         -------

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in ILM II Lease Corporation's (the "Company") Annual Report on Form 10-K for the year ended August 31, 2000. In the opinion of management, the accompanying interim financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of November 30, 2000, and revenues and expenses for each of the three-month periods ended November 30, 2000 and 1999. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the three-month periods ended November 30, 2000, are not necessarily indicative of the results to be expected for the year ending August 31, 2001.

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

         In July 1996, following termination of the property management agreement with AHC, the Company entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at Capital Senior Living Corporation ("CSLC"), an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. As a result, the Management Agreement with Capital was considered a related party transaction (see Note 3) through July 28, 1998.

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

                The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000. On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC is consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger is not consummated by that time.

2.   THE FACILITIES LEASE AGREEMENT

       ILM II Holding (the "Lessor") leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease was originally scheduled to expire on December 31, 2000. On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and sell the Senior Housing Facility to CSLC. On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC is consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger is not consummated by that time. The lease is accounted for as an operating lease in the Company's financial statements.

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


     Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $3,995,586 per year ($4,035,600 in 1999). The reduction in base rent from the previous year is due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000. Effective September 1, 2000, annual base rent was adjusted to $3,555,427 (excluding Villa Santa Barbara). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also paid variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000 through August 15, 2000, when Villa Santa Barbara was sold. Effective September 1, 2000, variable rent is payable quarterly in an amount equal to 40% of the excess of the aggregate total revenues over $11,634,000 (excluding Villa Santa Barbara). Variable rent expense was $256,000 and $350,000 for the three-month periods ended November 30, 2000 and 1999, respectively.

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

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

     3.  RELATED PARTY TRANSACTIONS

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement, which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at CSLC, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. The Management Agreement is co-terminous with the Facilities Lease Agreement. On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC is consummated or March 31, 2000, and on a month-to-month basis thereafter if the merger is not consummated by that time. In connection with the Agreement and Plan of Merger discussed in Note 1, the Management Agreement with Capital will be terminated upon consummation of the merger. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the "net cash flow" of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the three-month periods ended November 30, 2000 and 1999, Capital earned property management fees from the Company of $208,000 and $253,000, respectively.

          On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these potential expansions if they are pursued. ILM II Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the three-month periods ended November 30, 2000, and 1999, Capital Senior Development, Inc. earned no fees from the Company for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary, President and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the three-month periods ended November 30, 2000 and 1999, Greenberg Traurig earned fees from the Company of $30,000 and $12,000 respectively.

         Accounts receivable - related party at November 30, 2000 and August 31, 2000 includes $40,000 in expense reimbursements due from ILM II Holding for capital expenditures at the Senior Housing Facilities. Accounts receivable
     - Capital Senior Living Corporation at November 30, 2000, includes amounts due from Capital as part of the final settlement of property-level receivables and payables at lease termination with respect to the Company's 75% interest in Villa Santa Barbara. Accounts payable - related party at November 30, 2000, includes $256,000 for variable rent due to ILM II Holding; $30,000 in accrued legal fees due to Greenberg Traurig, Counsel to the Company and a related party; and $23,000 in miscellaneous reimbursements due to affiliates. At August 31, 2000, accounts payable - related party primarily includes $356,000 for variable rent due to ILM II Holding.

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)




4.   LEGAL PROCEEDINGS AND CONTINGENCIES


          The Company has pending claims incurred in the normal course of business which, in the opinion of the Company's Board of Directors, will not have a material effect on the financial statements of the Company.

5.   CONSTRUCTION LOAN FINANCING

          ILM II and the Company have secured a construction loan facility that provides ILM II with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility is secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The Company is a co-borrower on the construction loan. Amounts outstanding under the construction loan facility were $570,000 at November 30, 2000.

                            ILM II LEASE CORPORATION


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM II Holding decide that any of the Senior Housing Facilities should be expanded, the Facilities Lease Agreement between the Company and ILM II Holding would be amended to include such expansion. The Facilities Lease Agreement was scheduled to expire on December 31, 2000, but was extended as discussed below under "Agreement and Plan of Merger with CSLC". Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for use of all the Senior Housing Facilities in the aggregate amount of $3,995,586 ($4,035,600 in 1999). The reduction in base rent from the previous year is due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000. Effective September 1, 2000, annual base rent is $3,555,427 (excluding Villa Santa Barbara). The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000 through August 15, 2000, when Villa Santa Barbara was sold. Effective September 1, 2000, variable rent is payable quarterly in an amount equal to 40% of the excess of the aggregate total revenues over $11,634,000 (excluding Villa Santa Barbara). Variable rent was $256,000 and $350,000 for the three-month periods ended November 30, 2000, respectively.

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

           The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000. On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC is consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger is not consummated by that time.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the five properties in which the Company has invested (six properties in 1999 prior to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000) averaged 89% and 93% for the three-month periods ended November 30, 2000 and 1999, respectively. Base rent payments of $3,555,427 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM II Holding.

      At November 30, 2000, the Company had cash and cash equivalents of $1,417,000 compared to $1,894,000 at August 31, 2000. This decrease in cash of $477,000 is, in part, attributable to decreased cash flows from the operations of the senior housing facilities as Villa Santa Barbara was sold on August 15, 2000, as previously explained. Remaining amounts of cash will be used for the Company's working capital requirements. As noted above, under the terms of the Facilities Lease Agreement, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal year 2000 or for the first quarter of fiscal year 2001. The Company may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2000 VERSUS THREE MONTHS ENDED NOVEMBER 30, 1999

REVENUES
    Total revenues were $3,558,000 for the three months ended November 30, 2000 compared to $4,139,000 for the same period of the prior year, representing a decrease of $581,000 or 14.0%. This decrease is primarily the result of the sale of Villa Santa Barbara offset by increased rental revenues at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES
      Total expenses were $3,987,000 for the three months ended November 30, 2000 compared to $4,041,000 for the same period in the prior year, representing a decrease of $54,000 or 1.3%. This decrease was primarily due to decreases in facilities lease rent expense of $213,000 or 15.8%; dietary and food service salaries, wages and expenses of $73,000 or 10.4%; administrative salaries and expenses of $45,000 or 14.2%; utilities of $75,000 or 28.6%; repairs and maintenance of $29,000 or 17.8%; and property management fees of $45,000 or 17.8%. These decreases in expenses were offset by increases in general and administrative costs of $94,000 or 114.6%; professional fees of $45,000 or 45.5%; and depreciation expense of $376,000 or 308.2%. The decrease in facilities lease rent expense is primarily the result of decreased base and variable rent payments due under the Facilities Lease Agreement since the sale of Villa Santa Barbara on August 15, 2000. The decrease in other expenses is primarily the result of decreased cost of operations due to the sale of Villa Santa Barbara. The increased cost of Director's & Officer's insurance premiums has caused general and administrative costs to increase when compared to the same period in the previous year. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date. Pursuant to the terms of the Facilities Lease Agreement, such assets would revert to ILM Holding upon lease expiration or termination.

INCOME TAX EXPENSE
    Income tax expense decreased overall by $27,000 or 69.3% as compared to the same period in the prior year, as a result of a decrease in income before taxes of $527,000 or 122.8%, from income of $98,000 as of November 30, 1999 to a loss of $441,000 as of November 30, 2000, coupled with utilization of the net deferred tax asset of $12,000.

NET LOSS
    Primarily as a result of the factors noted above, net income decreased $500,000 or 847.5% from income of $59,000 for the three months ended November 30, 1999 to net loss of $441,000 for the three months ended November 30, 2000.

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

         None.

                            ILM II LEASE CORPORATION



                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                          BY: ILM II LEASE CORPORATION





                          By:    /S/ JEFFRY R. DWYER
                                 --------------------------------
                                   Jeffry R. Dwyer
                                      President




Dated: January 15, 2001
       ------------------