Form 10-Q
period 2001-02-28
ILM II LEASE CORP
filed 2001-04-16
CIK 932092

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                    -----------------------------------------

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           __            SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

                                       OR

           __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from ____ to ____.


                         Commission File Number: 0-25880
                                     -------

                            ILM II LEASE CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)

          VIRGINIA                                       04-3248639
-------------------------------                   ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

1750 TYSONS BOULEVARD, SUITE 1200, TYSONS CORNER, VA            22102
---------------------------------------------------------   ---------------
   (Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:      (888) 257-3550
                                                    ----------------------------

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
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Shares of common stock outstanding as of February 28, 2001:  5,180,952.


================================================================================

                                             ILM II LEASE CORPORATION

                                                       INDEX


                                                                                                               PAGE
                                                                                                               ----
Part I.  Financial Information

         Item 1.  Financial Statements

                  Balance Sheets
                  February 28, 2001 (Unaudited) and August 31, 2000............................................4

                  Statements of Income
                  For the six months and three months ended February 28, 2001 and February 29, 2000
                  (Unaudited)..................................................................................5

                  Statements of Changes in Shareholders' Equity
                  For the six months ended February 28, 2001 and February 29, 2000 (Unaudited).................6

                  Statements of Cash Flows
                  For the six months ended February 28, 2001 and February 29, 2000 (Unaudited).................7

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

Signatures....................................................................................................18


                            ILM II LEASE CORPORATION


PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (See next page)

                            ILM II LEASE CORPORATION


                                 BALANCE SHEETS
                February 28, 2001 (Unaudited) and August 31, 2000
                  (Dollars in thousands, except per share data)


                                                       ASSETS


                                                                   FEBRUARY 28, 2001          AUGUST 31, 2000
                                                                   -----------------          ---------------
Cash and cash equivalents                                              $  1,621                   $1,894
Accounts receivable, net                                                     70                       21
Accounts receivable - related party                                          69                       40
Accounts receivable - Capital Senior Living Corporation                      39                       39
Prepaid expenses and other assets                                           138                       58
State tax refund receivable                                                  21                       21
                                                                        -------                   ------
      Total current assets                                                1,958                    2,073

Furniture, fixtures and equipment                                         1,713                    1,604
      Less:  accumulated depreciation                                    (1,713)                  (1,153)
                                                                        -------                   ------
                                                                              -                      451

Deposits                                                                      9                        9
Deferred tax asset, net                                                       -                       12
                                                                        -------                   ------
                                                                         $1,967                   $2,545
                                                                        =======                   ======

                                       LIABILITIES AND SHAREHOLDERS' EQUITY


Accounts payable and accrued expenses                                   $   526                  $   542
Federal income taxes payable                                                276                      276
Real estate taxes payable                                                   181                      305
Accounts payable - related party                                            310                      378
Security deposits                                                            43                       36
                                                                        -------                  -------
      Total current liabilities                                           1,336                    1,537

Deferred rent payable                                                         -                        6
                                                                        -------                  -------
      Total liabilities                                                   1,336                    1,543

Commitments and contingencies

Shareholders' equity:
       Common stock, $0.01 par value, 20,000,000 shares
           authorized 5,180,952 issued and outstanding                       52                       52
       Additional paid-in capital                                           448                      448
       Retained earnings                                                    131                      502
                                                                        -------                  -------
              Total shareholders' equity                                    631                    1,002
                                                                        -------                  -------
                                                                         $1,967                   $2,545
                                                                        =======                  =======


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                              STATEMENTS OF INCOME
                       For the six and three months ended
               February 28, 2001 and February 29, 2000 (Unaudited)
                  (Dollars in thousands, except per share data)



                                                             SIX MONTHS ENDED              THREE MONTHS ENDED
                                                         --------------------------    -----------------------------
                                                         FEBRUARY 28    FEBRUARY 29     FEBRUARY 28    FEBRUARY 29
                                                                2001        2000               2001           2000
                                                             -------     -------            -------        -------
REVENUES
  Rental and other income                                    $ 7,121         $ 8,307        $ 3,573        $ 4,176
  Interest income                                                 19              19              9             10
                                                             -------         -------        -------        -------
                                                               7,140           8,326          3,582          4,186
EXPENSES
  Master lease rent expense                                    2,293           2,721          1,155          1,369
  Dietary and food service salaries, wages and expenses        1,252           1,396            620            691
  Administrative salaries, wages and expenses                    573             640            301            324
  Marketing salaries, wages and expenses                         314             355            167            178
  Utilities                                                      436             512            250            251
  Repairs and maintenance                                        259             308            125            145
  Real estate taxes                                              235             263            117            133
  Property management fees                                       409             526            201            272
  Other property operating expenses                              630             729            312            364
  General and administrative                                     265             168            129             83
  Directors compensation                                          25              31             11             16
  Professional fees                                              206             177             61             80
  Depreciation expense                                           560             244             63            122
                                                             -------         -------        -------        -------
                                                               7,457           8,070          3,512          4,028
                                                             -------         -------        -------        -------

(Loss) income before taxes                                      (317)            256             70            158

Income tax expense (benefit):
  Current                                                         42            --               28           --
  Deferred                                                        12             102           --               63
                                                             -------         -------        -------        -------
                                                                  54             102             28             63
                                                             -------         -------        -------        -------

NET (LOSS) INCOME                                            $  (371)        $   154        $    42        $    95
                                                             =======         =======        =======        =======

Basic (loss) earnings per share of common stock              $ (0.07)        $  0.03        $  0.01        $  0.02
                                                             =======         =======        =======        =======


The above earnings per share of common stock is based upon the 5,180,952 shares outstanding for each period.




                             See accompanying notes.

                            ILM II LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
  For the six months ended February 28, 2001 and February 29, 2000 (Unaudited)
                  (Dollars in thousands, except per share data)


                                              COMMON STOCK
                                             $.01 PAR VALUE                ADDITIONAL
                                             --------------                  PAID-IN           RETAINED
                                       SHARES             AMOUNT             CAPITAL           EARNINGS              TOTAL
                                       ------             ------             -------           ---------             -----
Balance at August 31, 1999            5,180,952          $      52          $     448          $     766           $   1,266

Net Income                                 --                 --                 --                  154                 154
                                      ---------          ---------          ---------          ---------           ---------

Balance at February 29, 2000          5,180,952          $      52          $     448          $     920           $   1,420
                                      =========          =========          =========          =========           =========

Balance at August 31, 2000            5,180,952          $      52          $     448          $     502           $   1,002

Net Loss                                   --                 --                 --                 (371)               (371)
                                      ---------          ---------          ---------          ---------           ---------
Balance at February 28, 2001          5,180,952          $      52          $     448          $     131           $     631
                                      =========          =========          =========          =========           =========



                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
  For the six months ended February 28, 2001 and February 29, 2000 (Unaudited)
                             (Dollars In thousands)



                                                                                          SIX MONTHS ENDED
                                                                                   ------------------------------
                                                                                   FEBRUARY 28        FEBRUARY 29
                                                                                       2001               2000
                                                                                       ----               ----
Cash flows from operating activities:
   Net (loss) income                                                                 $  (371)            $   154

   Adjustments to reconcile net (loss) income to
       net cash (used in) provided by operating activities:
          Depreciation expense                                                           560                 244

          Deferred tax expense                                                            12                 102
          Changes in assets and liabilities:
               Accounts receivable, net                                                  (49)                (20)
               Accounts receivable - related party                                       (29)                 20
               Prepaid expenses and other assets                                         (80)                138
               Accounts payable and accrued expenses                                     (16)               (101)
               Accounts payable - related party                                          (68)                 63
               Real estate taxes payable                                                (124)               (177)
               Federal income taxes payable                                             --                     4
               Deferred rent payable                                                      (6)                (15)
               Security deposits, net                                                      7                   9
                                                                                     -------             -------

                    Net cash (used by) provided by operating activities                 (164)                421


Cash flows from investing activity:
                Additions to furniture, fixtures and equipment                          (109)               (118)
                                                                                     -------             -------
                    Net cash used in investing activities                               (109)               (118)
                                                                                     -------             -------

Net (decrease) increase in cash and cash equivalents                                    (273)                303

Cash and cash equivalents, beginning of period                                         1,894               1,487
                                                                                     -------             -------

Cash and cash equivalents, end of period                                             $ 1,621             $ 1,790
                                                                                     =======             =======

SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for state income taxes                                   $    42             $     1
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

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of February 28, 2001, and revenues and expenses for each of the six- and three-month periods ended February 28, 2001 and February 29, 2000. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the six- and three-month periods ended February 28, 2001, are not necessarily indicative of the results to be expected for the year ending August 31, 2001.

         The Company was incorporated on September 12, 1994 under the laws of the Commonwealth of Virginia by ILM II Senior Living, Inc., a Virginia finite-life corporation ("ILM II"), formerly PaineWebber Independent Living Mortgage Inc. II, to operate six rental housing projects that provide independent-living and assisted-living services for independent senior citizens ("the Senior Housing Facilities") under a facilities lease agreement dated September 1, 1995 (the "Facilities Lease Agreement"), between the Company, as lessee, and ILM II Holding, Inc. ("ILM II Holding"), as lessor, and a direct subsidiary of ILM II. The Company's sole business is the operation of the Senior Housing Facilities.

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

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)


TERMINATED AGREEMENT AND PLAN OF MERGER OF ILM II WITH CAPITAL SENIOR LIVING CORPORATION

         On February 7, 1999, ILM II entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, as subsequently amended, with CSLC and certain affiliates of CSLC. In connection with the merger, the Company had received notice from ILM II Holding indicating that the Facilities Lease Agreement would terminate on the date of consummation of the merger of ILM II and CSLC. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000.

         On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and sell the Senior Housing Facility to CSLC.

         On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger were not consummated by that time. On February 8, 2001, ILM II received notice from CSLC terminating the merger agreement. Because the merger agreement was terminated, the Facilities Lease Agreement is expected to continue on a month-to-month basis.

2.   THE FACILITIES LEASE AGREEMENT

         ILM II Holding (the "Lessor") leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease was originally scheduled to expire on December 31, 2000. On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and sell its interest in the Senior Housing Facility to CSLC. On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger was not consummated by that time. On February 8, 2001, ILM II received notice from CSLC terminating the merger agreement. Because the merger agreement was terminated, the Facilities Lease Agreement is expected to continue on a month-to-month basis. The lease is accounted for as an operating lease in the Company's financial statements.

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


         Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $3,995,586 per year ($4,035,600 in 1999). The reduction in base rent from the previous year is due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000. Effective September 1, 2000, annual base rent was adjusted to $3,555,427 (excluding Villa Santa Barbara). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also paid variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000 through August 15, 2000, when Villa Santa Barbara was sold. Effective September 1, 2000, variable rent is payable quarterly in an amount equal to 40% of the excess of the aggregate total revenues over $11,634,000 (excluding Villa Santa Barbara). Variable rent expense was $523,000 and $266,000 for the six- and three-month periods ended February 28, 2001, compared to $719,000 and $368,000 for the six-and three-month periods ended February 29, 2000.

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

                            ILM II LEASE CORPORATION
             Notes to Financial Statements (Unaudited) (continued)

3.  RELATED PARTY TRANSACTIONS

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement, which commenced on July 29, 1996. Lawrence A. Cohen, who served through July 28, 1998 as a Director of the Company and President, Chief Executive Officer and Director of ILM II, has also served in various management capacities at CSLC, an affiliate of Capital, since 1996. Mr. Cohen currently serves as Chief Executive Officer of CSLC. The Management Agreement is co-terminous with the Facilities Lease Agreement. On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger were not consummated by that time. On February 8, 2001, ILM II received notice from CSLC terminating the merger agreement. Because the merger agreement was terminated, the Facilities Lease Agreement is expected to continue on a month-to-month basis. (In connection with the Agreement and Plan of Merger discussed in Note 1, the Management Agreement with Capital would have been terminated upon consummation of the merger.) Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities. Capital also earns an incentive management fee equal to 25% of the amount by which the "net cash flow" of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the six- and three-month periods ended February 28, 2001, Capital earned property management fees from the Company of $409,000 and $201,000, respectively. For the six- and three-month periods ended February 29, 2000, Capital earned property management fees from the Company of $526,000 and $272,000, respectively.

         On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these potential expansions if they are pursued. ILM II Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the six - and three-month periods ended February 28, 2001, and February 29, 2000, Capital Senior Development, Inc. earned no fees from the Company for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

         Jeffry R. Dwyer, Secretary, President and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the six- and three-month periods ended February 28, 2001, Greenberg Traurig earned fees from the Company of $42,000 and $11,000 respectively. For the six- and three-month periods ended February 29, 2000, Greenberg Traurig earned fees from the Company of $27,000 and $15,000 respectively.

         Accounts receivable - related party at February 28, 2001, and August 31, 2000, includes $69,000 and $40,000, respectively, in expense reimbursements due from ILM II Holding for capital expenditures at the Senior Housing Facilities. Accounts receivable - Capital Senior Living Corporation at February 28, 2001, includes amounts due from Capital as part of the final settlement of property-level receivables and payables at lease termination with respect to the Company's 75% interest in Villa Santa Barbara which are scheduled to be repaid subsequent to the balance sheet date. Accounts payable - related party at February 28, 2001, includes $266,000 for variable rent due to ILM II Holding and $44,000 in accrued legal fees due to Greenberg Traurig, Counsel to the Company and a related party. At August 31, 2000, accounts payable - related party primarily includes $356,000 for variable rent due to ILM II Holding.

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

4.   LEGAL PROCEEDINGS AND CONTINGENCIES

         The Company has pending claims incurred in the normal course of business which, in the opinion of the Company's Board of Directors, will not have a material effect on the financial statements of the Company.

5.       CONSTRUCTION LOAN FINANCING

         ILM II and the Company secured a construction loan facility during 1999 that provided ILM II with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility was secured by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The Company was a co-borrower on the construction loan. Amounts outstanding under the construction loan facility were $570,000 at February 28, 2001.

         On March 31, 2001, the remaining $570,000 principal balance on the construction loan facility plus accrued interest was repaid by ILM II.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

         The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM II Holding decide that any of the Senior Housing Facilities should be expanded, the Facilities Lease Agreement between the Company and ILM II Holding would be amended to include such expansion. The Facilities Lease Agreement was scheduled to expire on December 31, 2000, but was extended as discussed below under "Terminated Merger with CSLC". Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for use of all the Senior Housing Facilities in the aggregate amount of $3,995,586 ($4,035,600 in 1999). The reduction in base rent from the previous year is due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000. Effective September 1, 2000, annual base rent is $3,555,427 (excluding Villa Santa Barbara). The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000 through August 15, 2000, when Villa Santa Barbara was sold. Effective September 1, 2000, variable rent is payable quarterly in an amount equal to 40% of the excess of the aggregate total revenues over $11,634,000 (excluding Villa Santa Barbara). Variable rent expense was $523,000 and $266,000 for the six- and three-month periods ended February 28, 2001, compared to $719,000 and $368,000 for the six-and three-month periods ended February 29, 2000.

TERMINATED MERGER OF ILM II WITH CAPITAL SENIOR LIVING CORPORATION

         On February 7, 1999, ILM II entered into an agreement and plan of merger, which was amended and restated on October 19, 1999, as subsequently amended, with CSLC and certain affiliates of CSLC. In connection with the merger, the Company had received notice from ILM II Holding indicating that the Facilities Lease Agreement would terminate on the date of consummation of the pending merger of ILM II and CSLC. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000.

         On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and sell its interest in the Senior Housing Facility to CSLC.

         On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger were not consummated by that time. On February 8, 2001, ILM II received notice from CSLC terminating the merger agreement. Because the merger agreement was terminated, the Facilities Lease Agreement is expected to continue on a month-to-month basis.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

         Occupancy levels for the five properties in which the Company has invested (six properties in 1999 prior to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000) averaged 88% and 92% for the six-month periods ended February 28, 2001 and February 29, 2000, respectively. Base rent payments of $3,555,427 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM II Holding.

         At February 28, 2001, the Company had cash and cash equivalents of $1,621,000 compared to $1,894,000 at August 31, 2000. This decrease in cash of $273,000 is, in part, attributable to decreased cash flows from the operations of the Senior Housing Facilities, as Villa Santa Barbara was sold on August 15, 2000, as previously explained. Remaining amounts of cash will be used for the Company's working capital requirements. As noted above, under the terms of the Facilities Lease Agreement, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal year 2000 or for the first two quarters of fiscal year 2001. The Company may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 28, 2001, VERSUS SIX MONTHS ENDED FEBRUARY 29, 2000

REVENUES

         Total revenues were $7,140,000 for the six months ended February 28, 2001 compared to $8,326,000 for the same period of the prior year, representing a decrease of $1,186,000 or 14.2%. This decrease is primarily the result of the sale of the Company's interest in Villa Santa Barbara, offset by increased rental revenues at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES

         Total expenses were $7,457,000 for the six months ended February 28, 2001 compared to $8,070,000 for the same period in the prior year, representing a decrease of $613,000 or 7.6%. This decrease was primarily due to decreases in facilities lease rent expense of $428,000 or 15.7%; dietary and food service salaries, wages and expenses of $144,000 or 10.3%; administrative salaries and expenses of $67,000 or 10.5%; utilities of $76,000 or 14.8%; repairs and maintenance of $49,000 or 15.9%; and property management fees of $117,000 or 22.2%. These decreases in expenses were offset by increases in general and administrative costs of $97,000 or 57.7%; professional fees of $29,000 or 16.4%; and depreciation expense of $316,000 or 129.5%. The decrease in facilities lease rent expense is primarily the result of decreased base and variable rent payments due under the Facilities Lease Agreement since the sale of Villa Santa Barbara on August 15, 2000. The decrease in other expenses is primarily the result of decreased cost of operations due to the sale of Villa Santa Barbara. The increased cost of Director's & Officer's insurance premiums has caused general and administrative costs to increase when compared to the same period in the previous year. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date. Pursuant to the terms of the Facilities Lease Agreement, such assets would revert to ILM II Holding upon lease expiration or termination.

INCOME TAX EXPENSE

         Income tax expense decreased overall by $48,000 or 47.1% as compared to the same period in the prior year, as a result of a decrease in income before taxes of $573,000 or 180.8%, from income before taxes of $256,000 as of February 29, 2000 to a loss before taxes of $317,000 as of February 28, 2001, coupled with utilization of the net deferred tax asset of $12,000 from the prior period.

NET LOSS

         Primarily as a result of the factors noted above, net income decreased $525,000 or 340.9% from income of $154,000 for the six months ended February 29, 2000 to net loss of $371,000 for the six months ended February 28, 2001.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

THREE MONTHS ENDED FEBRUARY 28, 2001, VERSUS THREE MONTHS ENDED FEBRUARY 29,
2000

REVENUES

         Total revenues were $3,582,000 for the three months ended February 28, 2001 compared to $4,186,000 for the same period of the prior year, representing a decrease of $604,000 or 14.4%. This decrease is primarily the result of the sale of Villa Santa Barbara offset by increased rental revenues at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES

         Total expenses were $3,512,000 for the three months ended February 28, 2001 compared to $4,028,000 for the same period in the prior year, representing a decrease of $516,000 or 12.8%. This decrease was primarily due to decreases in facilities lease rent expense of $214,000 or 15.6%; dietary and food service salaries, wages and expenses of $71,000 or 10.3%; administrative salaries and expenses of $23,000 or 7.1%; other property operating expenses of $52,000 or 14.3; property management fees of $71,000 or 26.1%; professional fees of $19,000 or 23.8%; and depreciation expense of $59,000 or 48.4%. These decreases in expenses were offset by increases in general and administrative costs of $46,000 or 55.4%. The decrease in facilities lease rent expense is primarily the result of decreased base and variable rent payments due under the Facilities Lease Agreement since the sale of Villa Santa Barbara on August 15, 2000. The decrease in other expenses is primarily the result of decreased cost of operations due to the sale of Villa Santa Barbara. The increased cost of Director's & Officer's insurance premiums has caused general and administrative costs to increase when compared to the same period in the previous year. The decrease in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date, coupled with a transfer of fixed assets to ILM II Holding, Inc and resultant recapture of depreciation expense totaling approximately $69,000. Pursuant to the terms of the Facilities Lease Agreement, such assets would revert to ILM II Holding upon lease expiration or termination.

INCOME TAX EXPENSE

         Income tax expense decreased overall by $35,000 or 55.6% as compared to the same period in the prior year, as a result of a decrease in income before taxes of $88,000 or 125.7%, from income before taxes of $158,000 as of February 29, 2000 to income before taxes of $70,000 as of February 28, 2001.

NET INCOME

         Primarily as a result of the factors noted above, net income decreased $53,000 or 55.8% from net income of $95,000 for the six months ended February 29, 2000 to net income of $42,000 for the three months ended February 28, 2001.

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




Dated: April 12, 2001
       --------------------