Form 10-Q
period 2001-05-31
ILM II LEASE CORP
filed 2001-08-24
CIK 932092

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    -----------------------------------------

                                    FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR QUARTERLY PERIOD ENDED MAY 31, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from ____ to ____.

                         Commission File Number: 0-25880

                            ILM II LEASE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           VIRGINIA                                             04-3248639
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1750 TYSONS BOULEVARD, SUITE 1200, TYSONS CORNER, VA                22102
-------------------------------------------------------------------------------
   (Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code:            (888) 257-3550
                                                             ------------------

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

Yes      X          No
       -----            -----

Shares of common stock outstanding as of May 31, 2001:  5,180,952.

                                  Page 1 of 20

===============================================================================

                            ILM II LEASE CORPORATION

                                      INDEX


Part I.  Financial Information                                                                               PAGE
         Item 1.  Financial Statements

                  Balance Sheets
                  May 31, 2001 (Unaudited) and August 31, 2000.................................................4

                  Statements of Operations
                  For the nine months and three months ended May 31, 2001 and 2000
                       (Unaudited).............................................................................5

                  Statements of Changes in Shareholders' Equity
                  For the nine months ended May 31, 2001 and 2000 (Unaudited)..................................6

                  Statements of Cash Flows
                  For the nine months ended May 31, 2001 and 2000 (Unaudited)..................................7

                  Notes to Financial Statements (Unaudited).................................................8-12

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....13-18

Part II.  Other Information...................................................................................19

         Item 6.  Exhibits and Reports on Form 8-K............................................................19

Signatures....................................................................................................20


                                       -2

                            ILM II LEASE CORPORATION

PART I.  FINANCIAL INFORMATION

         Item I.  Financial Statements
                  (See next page)

                            ILM II LEASE CORPORATION

                                 BALANCE SHEETS
                  May 31, 2001 (Unaudited) and August 31, 2000
                  (Dollars in thousands, except per share data)

                                     ASSETS


                                                                                     May 31,       August 31,
                                                                                      2001            2000
                                                                                   ----------      ----------
Cash and cash equivalents                                                           $  1,425         $ 1,894
Accounts receivable, net                                                                  53              21
Accounts receivable - related party                                                       69              40
Accounts receivable - Capital Senior Living Corporation                                    -              39
Prepaid expenses and other assets                                                        151              58
State tax refund receivable                                                               21              21
                                                                                   ----------      ----------
      Total current assets                                                             1,719           2,073

Furniture, fixtures and equipment                                                      1,810           1,604
      Less:  accumulated depreciation                                                 (1,810)         (1,153)
                                                                                   ----------      ----------
                                                                                           -             451
Deposits                                                                                   9               9
Deferred tax asset, net                                                                    -               12
                                                                                   -----------     ----------
                                                                                     $ 1,728         $ 2,545
                                                                                   ===========     ==========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                               $    551       $     542
Accounts payable - related party                                                         287             378
Real estate taxes payable                                                                229             305
Federal income taxes payable                                                              96             276
Security deposits                                                                         43              36
                                                                                   ----------      ----------
         Total current liabilities                                                     1,206           1,537

Deferred rent payable                                                                      -               6
                                                                                   ----------      ----------
         Total liabilities                                                             1,206           1,543

Commitments and contingencies

Shareholders' equity:
Common stock, $0.01 par value, 20,000,000 shares authorized
   5,180,952 issued and outstanding                                                       52              52
Additional paid-in capital                                                               448             448
Retained earnings                                                                         22             502
                                                                                   ----------      ---------
         Total shareholders' equity                                                      522           1,002
                                                                                   ----------      ---------
                                                                                     $ 1,728         $ 2,545
                                                                                   ==========      =========


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF OPERATIONS
      For the nine and three months ended May 31, 2001 and 2000 (Unaudited)
                 (Dollars in thousands, except per share data)


                                                                 Nine Months Ended              Three Months Ended
                                                            ----------------------------    ----------------------------
                                                              May 31,         May 31,         May 31,         May 31,
                                                                2001           2000            2001            2000
                                                            -------------   ------------    ------------    ------------
REVENUES
  Rental and other income                                     $10,622        $12,469           $3,501          $4,162
  Interest income                                                  28             29                9              10
                                                            -------------   ------------    ------------    ------------
                                                               10,650         12,498            3,510           4,172
EXPENSES
  Master lease rent expense                                     3,419          4,084            1,126           1,364
  Dietary and food service salaries, wages and expenses         1,901          2,102              649             706
  Administrative salaries, wages and expenses                     930          1,097              358             457
  Marketing salaries, wages and expenses                          486            542              171             188
  Utilities                                                       676            748              239             235
  Repairs and maintenance                                         405            468              146             160
  Real estate taxes                                               355            394              120             131
  Property management fees                                        558            739              149             213
  Other property operating expenses                               962          1,101              332             373
  General and administrative                                      441            292              128             106
  Directors compensation                                           41             45               17              14
  Professional fees                                               287            221               66              44
  Depreciation expense                                            657            366               97             122
                                                            -------------   ------------    ------------    ------------
                                                               11,118         12,199            3,598           4,113
                                                            -------------   ------------    ------------    ------------

(Loss) income before taxes                                       (468)           299              (88)             59

Income tax expense:
  Current                                                           -             23                -              17
  Deferred                                                         12             79                -               -
                                                            -------------   ------------    ------------    ------------
                                                                   12            102                -              17
                                                            -------------   ------------    ------------    ------------

NET (LOSS) INCOME                                             $  (480)       $   197          $   (88)         $   42
                                                            =============   ============    ============    ============
Basic (loss) earnings per share of common stock               $ (0.09)       $  0.04          $ (0.02)         $ 0.01
                                                            =============   ============    ============    ============


The above earnings per share of common stock is based upon the 5,180,952 shares outstanding for each period.

                             See accompanying notes.

                            ILM II LEASE CORPORATION

                      STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
          For the nine months ended May 31, 2001 and 2000 (Unaudited)
                  (Dollars in thousands, except per share data)


                                             Common Stock
                                            $.01 Par Value               Additional
                                     ------------------------------        Paid-In          Accumulated        -------------
                                         Shares           Amount           Capital            Deficit             Total
                                     ---------------     ----------     --------------    -----------------    -------------
Balance at August 31, 1999               5,180,952            $52            $448              $ 766               $1,266

Net income                                                      -               -                197                  176
                                     ---------------     ----------     --------------    -----------------    -------------
Balance at May 31, 2000                  5,180,952            $52            $448             $  963               $1,463
                                     ===============     ==========     ==============    =================    =============

Balance at August 31, 2000               5,180,952            $52            $448             $  502               $1,002

Net loss                                         -              -               -               (480)                (480)
                                     ---------------     ----------     --------------    -----------------    -------------
Balance at May 31, 2001                  5,180,952           $ 52            $448            $    22              $   522
                                     ===============     ==========     ==============    =================    =============


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
          For the nine months ended May 31, 2001 and 2000 (Unaudited)
                             (Dollars In thousands)

                                                                                     Nine Months Ended
                                                                              --------------------------------
                                                                                 May 31,           May 31,
                                                                                  2001              2000
                                                                              --------------    --------------
Cash flows from operating activities:
   Net (loss) income                                                             $  (480)        $    197
   Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
       Depreciation expense                                                          657              366
       Deferred tax expense                                                           12              100
       Changes in assets and liabilities:
         Accounts receivable, net                                                    (32)              17
         Accounts receivable - related party                                         (29)              20
         Accounts receivable - Capital Senior Living Corporation                      39                -
         Prepaid expenses and other assets                                           (93)             208
         Accounts payable and accrued expenses                                         9              (76)
         Accounts payable - related party                                            (91)              57
         Real estate taxes payable                                                   (76)             (46)
         Federal income taxes payable                                               (180)            (226)
         Deferred rent payable                                                        (6)             (23)
         Security deposits, net                                                        7               13
                                                                              --------------    --------------
                  Net cash (used in) provided by operating activities               (263)             607

Cash flows from investing activity:
         Additions to furniture, fixtures and equipment                             (206)            (231)
                                                                              --------------    --------------
                  Net cash used in investing activity                               (206)            (231)

Net (decrease) increase in cash and cash equivalents                                (469)             376

Cash and cash equivalents, beginning of period                                     1,894            1,487
                                                                              --------------    --------------

Cash and cash equivalents, end of period                                         $ 1,425          $ 1,863
                                                                              ==============    ==============

SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for state income taxes                             $      42         $    278
                                                                              ==============     =============


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

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America for interim financial information, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of May 31, 2001, and revenues and expenses for each of the nine- and three-month periods ended May 31, 2001 and 2000. Actual results may differ from the estimates and assumptions used. Certain numbers in the prior period's financial statements have been reclassified to conform to the current period's presentation. The results of operations for the nine- and three-month periods ended May 31, 2001, are not necessarily indicative of the results to be expected for the year ending August 31, 2001.

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

         ILM II made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") collateralized by the Senior Housing Facilities between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, these property-owning subsidiaries were merged into ILM II Holding. As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement, which was assigned to the Company as of September 1, 1995 and subsequently terminated in July 1996. ILM II is a public company subject to the reporting obligations of the Securities and Exchange Commission.

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

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)

     TERMINATED AGREEMENT AND PLAN OF MERGER OF ILM II WITH CAPITAL SENIOR LIVING CORPORATION ("CSLC")

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

2.   THE FACILITIES LEASE AGREEMENT

         ILM II Holding (the "Lessor") leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease was originally scheduled to expire on December 31, 2000. On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and sell its interest in the Senior Housing Facility to CSLC. On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger was not consummated by that time. On February 8, 2001, ILM II received notice from CSLC terminating the merger agreement. Although there can be no assurance, the Facilities Lease Agreement is expected to continue on a month-to-month basis. The lease is accounted for as an operating lease in the Company's financial statements.

         ILM II's existing corporate finite life is scheduled to terminate on December 31, 2001. Upon such termination, the Facilities Lease Agreement will be terminated. Although ILM II has recommended to its shareholders that its finite life existence be extended, there is no assurance that such extension will occur.

         The Company's operations are not expected to continue beyond the termination of the Facilities Lease Agreement. Additionally, upon such termination, it is expected that the Company would have nominal value after payment of its expenses and other costs, and the Board accordingly would review the Company's status and continued existence.

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

         Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for the use of the Senior Housing Facilities in the aggregate amount of $3,995,586 per year ($4,035,600 in 1999). The reduction in base rent from the previous year is due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000. Effective September 1, 2000, annual base rent was adjusted to $3,555,427 (excluding Villa Santa Barbara). The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also paid variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000 through August 15, 2000, when Villa Santa Barbara was sold. Effective September 1, 2000, variable rent is payable quarterly in an amount equal to 40% of the excess of the aggregate total revenues over $11,634,000 (excluding Villa Santa Barbara). Variable rent expense was $759,000 and $237,000 for the nine- and three-month periods ended May 31, 2001, compared to $1,081,000 and $363,000 for the nine-and three-month periods ended May 31, 2000.

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

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

2.   THE FACILITIES LEASE AGREEMENT (CONTINUED)

         The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement, which commenced on July 29, 1996. The Management Agreement is co-terminous with the Facilities Lease Agreement. On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger were not consummated by that time. On February 8, 2001, ILM II received notice from CSLC terminating the merger agreement. Although there can be no assurance, the Facilities Lease Agreement is expected to continue on a month-to-month basis. (In connection with the Agreement and Plan of Merger discussed in Note 1, the Management Agreement with Capital would have been terminated upon consummation of the merger.) Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities. Capital also earns an incentive management fee equal to 25% of the amount by which the "net cash flow" of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Senior Housing Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the nine- and three-month periods ended May 31, 2001, Capital earned property management fees from the Company of $558,000 and $149,000, respectively. For the nine- and three-month periods ended May 31, 2000, Capital earned property management fees from the Company of $739,000 and $213,000, respectively.

         Accounts receivable - Capital Senior Living Corporation (CSLC) at February 28, 2001, included amounts due from CSLC as part of the final settlement of property-level receivables and payables at lease termination with respect to the Company's 75% interest in Villa Santa Barbara which were scheduled to be repaid subsequent to the balance sheet date. On April 3, 2001, the Company, as required by the Facilities Lease Agreement, assumed approximately $39,000 in liabilities of ILM I Lease Corporation payable to CSLC. In exchange for CSLC's forgiving the $39,000 liability, the Company wrote off the Accounts Receivable - CSLC in approximately the same amount.

          On September 18, 1997, the Company entered into an agreement with Capital Senior Development, Inc., an affiliate of Capital, to manage the development process for the potential expansions of several of the Senior Housing Facilities. Capital Senior Development, Inc. would receive a fee equal to 7% of the total development costs of these potential expansions if they are pursued. ILM II Holding would also reimburse the Company for all costs related to these potential expansions including fees to Capital Senior Development, Inc. For the nine - and three-month periods ended May 31, 2001, and 2000, Capital Senior Development, Inc. earned no fees from the Company for managing pre-construction development activities for potential expansions of the Senior Housing Facilities.

3.   RELATED PARTY TRANSACTIONS

         Jeffry R. Dwyer, Secretary, President and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the nine- and three-month periods ended May 31, 2001, Greenberg Traurig earned fees from the Company of $68,000 and $26,000 respectively. For the nine- and three-month periods ended May 31, 2000, Greenberg Traurig earned fees from the Company of $28,000 and $1,700 respectively.

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

3.  RELATED PARTY TRANSACTIONS (CONTINUED)

         ACCOUNTS RECEIVABLE - RELATED PARTY at May 31, 2001, and August 31, 2000, includes $69,000 and $40,000, respectively, in expense reimbursements due from ILM II Holding for capital expenditures at the Senior Housing Facilities. ACCOUNTS PAYABLE - RELATED PARTY at May 31, 2001, includes $237,000 for variable rent due to ILM II Holding and $50,000 in accrued legal fees due to Greenberg Traurig, Counsel to the Company and a related party. At August 31, 2000, ACCOUNTS PAYABLE - RELATED PARTY primarily includes $356,000 for variable rent due to ILM II Holding.

4.   LEGAL PROCEEDINGS AND CONTINGENCIES

         The Company has pending claims incurred in the normal course of business which, in the opinion of the Company's Board of Directors, will not have a material effect on the financial statements of the Company.

5.       CONSTRUCTION LOAN FINANCING

          ILM II and the Company obtained a construction loan facility during 1999 that provided ILM II with up to $8.8 million to fund the capital costs of the potential expansion programs. The construction loan facility was collateralized by a first mortgage of the Senior Housing Facilities and collateral assignment of the Company's leases of such properties. The Company was a co-borrower on the construction loan.

          On April 3, 2001, the remaining $570,000 principal balance on the construction loan facility plus accrued interest was repaid by ILM II. Amounts outstanding under the construction loan facility at May 31, 2001 and August 31, 2000 were $0 and $570,000, respectively.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. If the Company and ILM II Holding decide that any of the Senior Housing Facilities should be expanded, the Facilities Lease Agreement between the Company and ILM II Holding would be amended to include such expansion. The Facilities Lease Agreement was scheduled to expire on December 31, 2000, but was extended as discussed below under "Terminated Merger with CSLC". Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for use of all the Senior Housing Facilities in the aggregate amount of $3,995,586 ($4,035,600 in 1999). The reduction in base rent from the previous year is due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000. Effective September 1, 2000, annual base rent is $3,555,427 (excluding Villa Santa Barbara). The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000 through August 15, 2000, when Villa Santa Barbara was sold. Effective September 1, 2000, variable rent is payable quarterly in an amount equal to 40% of the excess of the aggregate total revenues over $11,634,000 (excluding Villa Santa Barbara). Variable rent expense was $759,000 and $237,000 for the nine- and three-month periods ended May 31, 2001, compared to $1,081,000 and $363,000 for the nine-and three-month periods ended May 31, 2000.

     ILM II's existing corporate finite life is scheduled to terminate on December 31, 2001. Upon such termination, the Facilities Lease Agreement will be terminated. Although ILM II has recommended to its shareholders that its finite life existence be extended, there is no assurance that such extension will occur.

    The Company's operations are not expected to continue beyond the termination of the Facilities Lease Agreement. Additionally, upon such termination, it is expected that the Company would have nominal value after payment of its expenses and other costs, and the Board accordingly would review the Company's status and continued existence.

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

      On November 13, 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger were not consummated by that time. On February 8, 2001, ILM II received notice from CSLC terminating the merger agreement. Although there can be no assurance, the Facilities Lease Agreement is expected to continue on a month-to-month basis.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

    Occupancy levels for the five properties in which the Company has invested (six properties in 1999 prior to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000) averaged 86% and 92% for the nine-month periods ended May 31, 2001 and 2000, respectively. Base rent payments of $3,555,427 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM II Holding.

      At May 31, 2001, the Company had cash and cash equivalents of $1,425,000 compared to $1,894,000 at August 31, 2000. This decrease in cash of $469,000 is, in part, attributable to decreased cash flows from the operations of the Senior Housing Facilities, as Villa Santa Barbara was sold on August 15, 2000, as previously explained. Remaining amounts of cash will be used for the Company's working capital requirements. As noted above, under the terms of the Facilities Lease Agreement, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal year 2000 or for the first three quarters of fiscal year 2001. The Company may or may not determine to pay cash dividends in the future. Payment of dividends, if any, will be at the discretion of the Company's Board of Directors and will depend upon such factors as the Company's financial condition, earnings, anticipated investments and other relevant factors. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS

NINE MONTHS ENDED MAY 31, 2001, VERSUS NINE MONTHS ENDED MAY 31, 2000

OVERVIEW OF PROPERTY OPERATIONS

REVENUES

    Total revenues were $10,650,000 for the nine months ended May 31, 2001 compared to $12,498,000 for the same period of the prior year, representing a decrease of $1,848,000 or 14.8%. This decrease is primarily the result of the sale of the Company's interest in Villa Santa Barbara, offset by increased rental revenues at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES

      Total expenses were $11,118,000 for the nine months ended May 31, 2001 compared to $12,199,000 for the same period in the prior year, representing a decrease of $1,081,000 or 8.9%. This decrease was primarily due to decreases in facilities lease rent expense of $665,000 or 16.3%; dietary and food service salaries, wages and expenses of $201,000 or 9.6%; administrative salaries and expenses of $167,000 or 15.2%; marketing salaries, wages and expenses of $56,000 or 10.3%; utilities of $72,000 or 9.6%; repairs and maintenance of $63,000 or 13.5%; and property management fees of $181,000 or 24.5%. These decreases in expenses were offset by increases in general and administrative costs of $149,000 or 51.0%; professional fees of $66,000 or 29.9%; and depreciation expense of $291,000 or 79.5%. The decrease in facilities lease rent expense is primarily the result of decreased base and variable rent payments due under the Facilities Lease Agreement since the sale of the Company's interest in Villa Santa Barbara on August 15, 2000. The decrease in other expenses is primarily the result of decreased cost of operations due to the sale of the Company's interest in Villa Santa Barbara. The increased cost of Director's & Officer's insurance premiums has caused general and administrative costs to increase when compared to the same period in the previous year, along with an increase of $39,000 to cover the Company's assumption of ILM I Lease Corporation's obligations with regard to Villa Santa Barbara, as required by the Facilities Lease Agreement. The increase in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination. Pursuant to the terms of the Facilities Lease Agreement, such assets would revert to ILM II Holding upon lease expiration or termination.

INCOME TAX EXPENSE

    Income tax expense decreased overall by $90,000 or 88.2% as compared to the same period in the prior year, as a result of a decrease in income before taxes of $767,000 or 256.5%, from income before taxes of $299,000 as of May 31, 2000 to a loss before taxes of $468,000 as of May 31, 2001, coupled with utilization of the net deferred tax asset of $12,000 from the prior period.

NET LOSS

    Primarily as a result of the factors noted above, net income decreased $677,000 or 343.7% from income of $197,000 for the nine months ended May 31, 2000 to net loss of $480,000 for the nine months ended May 31, 2001.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

SAME-STORE FACILITY OPERATIONS

      The Company defines same-store facilities as those Senior Housing Facilities that were operated in each of the two most recent years. These include the five remaining Senior Housing Facilities and exclude Villa Santa Barbara because the Facilities Lease Agreement with respect to Villa Santa Barbara was terminated in August 2000. The net operating income of the five Senior Housing Facilities aggregating approximately 700 apartment units, which are considered same-store, is summarized as follows:


                                                              Nine Months Ended May 31
                                                         --------------------------------
        (DOLLARS IN THOUSANDS)                                2001       2000     Change
        ------------------------------------------------ ---------- ---------- ----------
        Property revenue                                    10,622     10,548      0.7 %
        Property expenses                                    6,474      6,277      3.1 %
                                                             -----      -----      -----
        Net operating income from property operations        4,148      4,271     (2.9)%
                                                             =====      =====     ======
        Average occupancy level                              86.4%      92.0%     (6.2)%
        Average monthly rent per apartment unit              1,941      1,809      7.3 %


      Growth in same-store property revenue was approximately 0.7% for the nine month period ended May 31, 2001 when compared to the same period ended May 31, 2000. Rental rate increases averaging 7.3% offset the results of lower occupancy levels and accounted for the entire increase. Growth in same-store property expenses was due to growth in generally all property expense categories and particularly administration, utilities, and insurance. The average same-store occupancy level at May 31, 2001 was 86.4% compared to 92.0% at May 31, 2000.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

THREE MONTHS ENDED MAY 31, 2001, VERSUS THREE MONTHS ENDED MAY 31, 2000

REVENUES

    Total revenues were $3,510,000 for the three months ended May 31, 2001 compared to $4,172,000 for the same period of the prior year, representing a decrease of $662,000 or 15.9%. This decrease is primarily the result of the sale of Villa Santa Barbara offset by increased rental revenues at certain of the Company's Senior Housing Facilities located in strong markets.

EXPENSES

      Total expenses were $3,598,000 for the three months ended May 31, 2001 compared to $4,113,000 for the same period in the prior year, representing a decrease of $515,000 or 12.5%. This decrease was primarily due to decreases in facilities lease rent expense of $238,000 or 17.4%; administrative salaries and expenses of $99,000 or 21.7%; other property operating expenses of $41,000 or 11.0%; property management fees of $64,000 or 30.0%; depreciation expense of $25,000 or 20.5%; and general and administrative costs of $22,000 or 20.8%. These decreases in expenses were offset by increases in professional fees of $22,000 or 50.0% and minor increases and decreases in certain other accounts. The decrease in facilities lease rent expense is primarily the result of decreased base and variable rent payments due under the Facilities Lease Agreement since the sale of the Company's interest in Villa Santa Barbara on August 15, 2000. The decrease in other expenses is primarily the result of decreased cost of operations due to the sale of the Company's interest in Villa Santa Barbara. The increased cost of Director's & Officer's insurance premiums has caused general and administrative costs to increase when compared to the same period in the previous year, along with an increase of $39,000 to cover the Company's assumption of ILM I Lease Corporation's obligations with regard to Villa Santa Barbara, as required by the Facilities Lease Agreement. The decrease in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date. Pursuant to the terms of the Facilities Lease Agreement, such assets would revert to ILM II Holding upon lease expiration or termination.

INCOME TAX EXPENSE

    Income tax expense decreased overall by $17,000 or 100.0% as compared to the same period in the prior year, as a result of a decrease in income before taxes of $147,000 or 249.2%, from income before taxes of $59,000 as of May 31, 2000 to loss before taxes of $88,000 as of May 31, 2001.

NET INCOME

    Primarily as a result of the factors noted above, net income decreased $130,000 or 309.5% from net income of $42,000 for the three months ended May 31, 2000 to net loss of $88,000 for the three months ended May 31, 2001.

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

Dated:     JULY 12, 2001