Form 10-K
period 2001-08-31
ILM II LEASE CORP
filed 2001-11-29
CIK 932092

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR FISCAL YEAR ENDED: AUGUST 31, 2001
                                       OR

-----      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____.

                         Commission File Number: 0-25880

                            ILM II LEASE CORPORATION
             (Exact name of registrant as specified in its charter)

    VIRGINIA                                                     04-3248639
----------------                                              ----------------
(State of organization)                                       (I.R.S. Employer
                                                             Identification No.)

1750 TYSONS BOULEVARD, SUITE 1200,  TYSONS CORNER, VA              22102
-------------------------------------------------------------------------------
(Address of principal executive office)                          (Zip Code)

Registrant's telephone number, including area code:             888-257-3550
                                                              ----------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                       ON WHICH REGISTERED
-------------------                                    -------------------------
      None                                                        None

          Securities registered pursuant to Section 12(g) of the Act:

                      SHARES OF COMMON STOCK $.01 PAR VALUE
                      -------------------------------------
                                (Title of class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/         No / /
   -----          ----

Shares of common stock outstanding as of August 31, 2001: 5,180,952. The aggregate sales price of the shares sold was $500,000. This does not reflect market value. There is no current market for these shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

  DOCUMENTS                                                FORM 10-K REFERENCE
-------------                                            -----------------------
Registration Statement on Form 10 of registrant             Parts III, Part IV
dated July 20, 1995, as supplemented

Current Report on Form 8-K                                        Part IV
of registrant dated June 8, 2001

================================================================================

                            ILM II LEASE CORPORATION
                                 2001 FORM 10-K

                                TABLE OF CONTENTS


PART I                                                                                       PAGE
------                                                                                       ----
Item   1          Business....................................................................I-1

Item   2          Properties..................................................................I-5

Item   3          Legal Proceedings...........................................................I-5

Item   4          Submission of Matters to a Vote of Security Holders.........................I-5


PART II

Item   5          Market for the Registrant's Shares and Related
                    Stockholder Matters......................................................II-1

Item   6          Selected Financial Data....................................................II-2

Item   7          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................................II-3

Item   8          Financial Statements and Supplementary Data................................II-8

Item   9          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................................................II-8


PART III

Item   10         Directors and Executive Officers of the Registrant........................III-1

Item   11         Executive Compensation....................................................III-3

Item   12         Security Ownership of Certain Beneficial Owners and Management............III-3

Item   13         Certain Relationships and Related Transactions............................III-3


PART IV

Item   14         Exhibits, Financial Statement Schedules and Reports on Form 8-K............IV-1

Signatures        ...........................................................................IV-2

Index to Exhibits ...........................................................................IV-3

Financial Statements and Supplementary Data................................................F1-F15

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

     ILM II contributed $500,000 to the Company in return for all of the issued and outstanding shares of the Company's common stock. ILM II had originally made mortgage loans collateralized by the Senior Housing Facilities to Angeles Housing Concepts, Inc. ("AHC") between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM II were merged into ILM II Holding. As part of the fiscal 1994 settlement agreement with AHC (the "Settlement Agreement"), ILM II Holding retained AHC as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement which was assigned to the Company as of September 1, 1995. ILM II is a public company subject to the reporting obligations of the Securities and Exchange Commission.

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

     ILM II Holding (the "Lessor"), a subsidiary of ILM II, leases the Senior Housing Facilities to the Company (the "Lessee"), pursuant to the Facilities Lease Agreement.

     In July 1996, the Company terminated the property management agreement with AHC, and the Company entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities.

                            ILM II LEASE CORPORATION

     On February 7, 1999, ILM II entered into an agreement and plan of merger with CSLC, the corporate parent of Capital. In connection with the merger, the Company had received notice from ILM II Holding indicating that the Facilities Lease Agreement would terminate on the date of consummation of the merger of ILM II and CSLC. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000.

     On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and sell the Senior Housing facility to CSLC.

     In November 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC was to be consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger were not consummated by that time. On February 8, 2001, ILM II received notice from CSLC terminating the merger agreement. As a result, the Facilities Lease Agreement is currently on a month-to-month basis.

     On July 6, 2001, ILM II's Board of Directors recommended to the shareholders that ILM II's Articles of Incorporation be amended to extend ILM II's finite-life existence from December 31, 2001, until December 31, 2008. On August 16, 2001, at ILM II's Annual Meeting of Shareholders, the proposal was not approved by the shareholders. As a result, ILM II announced that it will liquidate the Senior Housing Facilities commencing not later than December 31, 2001.

     The Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM
II. Accordingly, upon the liquidation of the Senior Housing Facilities and the resulting termination of the Facilities Lease Agreement, the Company will carry out a plan of liquidation. As a result, the Company changed its basis of accounting, as of August 31, 2001, from the going-concern basis to the liquidation basis. It is currently expected that the Company will have nominal value after payment of its expenses.

     Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $3,555,427 ($3,995,586 and $4,035,600 in 2000 and 1999, respectively). The reduction in base rent from the previous years is due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara, which was sold by ILM II to CSLC on August 15, 2000. The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as the Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $11,634,000 ($13,021,000 through August 15, 2000, when the lease with respect to Villa Santa Barbara was terminated). For the fiscal years ended August 31, 2001 and 2000, variable rent expense was $1,006,000 and $1,437,000, respectively.

                            ILM II LEASE CORPORATION

     Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM II Holding as of August 31, 2001 and 2000 are summarized as follows:

PROPERTY NAME                                              YEAR         RENTABLE       RESIDENT
AND LOCATION (1)             TYPE OF PROPERTY          FACILITY BUILT   UNITS (2)   CAPACITIES (2)
----------------             ----------------          --------------   ---------   --------------
The Palms
Fort Myers, FL               Senior Housing Facility        1988           205            255

Crown Villa
Omaha, NE                    Senior Housing Facility        1992            73             73

Overland Park Place
Overland Park, KS            Senior Housing Facility        1984           141            153

Rio Las Palmas
Stockton, CA                 Senior Housing Facility        1988           164            190

The Villa at Riverwood
St. Louis County, MO         Senior Housing Facility        1986           120            140


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

     Through June 18, 1997, and subject to the supervision of and pursuant to the general policies set by the Company's Board of Directors, assistance in managing the business of the Company was provided by PaineWebber Lease Advisors, L.P. ("PaineWebber"). These services are now being provided to the Company, subject to the supervision of the Company's Board of Directors, by various companies, advisors and consultants including Greenberg Traurig, Fleet Bank, PricewaterhouseCoopers LLP, and MAVRICC Management Systems, Inc.

     There are currently three Directors of the Company. The Directors are subject to removal by the vote of the holders of a majority of the outstanding shares of the Company's common stock.

     The terms of transactions between the Company and related parties which provide services to the Company are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

     As discussed further in Item 7, on July 29, 1996, the Company terminated the property management agreement with AHC and retained Capital to be the property manager of the Senior Housing Facilities, and ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. Capital earned property management fees from Lease II of $656,000, $903,000 and $980,000 for the years ended August 31, 2001, 2000 and 1999, respectively.

                            ILM II LEASE CORPORATION

ITEM 2. PROPERTIES

     As of August 31, 2001 and 2000, the Company has leased the five investment properties referred to under Item 1 to which reference is made for the description, name and location of such properties.

     Average economic occupancy levels for each fiscal quarter during 2001, along with an average for the year, are presented below for each property:

                                                    Average Quarterly Occupancy
                                 ------------------------------------------------------------------
                                                                                        Fiscal 2001
                                  11/30/00      2/29/01      5/31/01       8/31/01        AVERAGE
                                  --------      -------      -------       -------        -------
The Palms                            89%          89%          89%           88%            89%

Crown Villa                          90%          90%          81%           83%            86%

Overland Park Place                  94%          89%          84%           88%            88%

Rio Las Palmas                       91%          92%          92%           93%            92%

The Villa at Riverwood               81%          77%          76%           75%            77%


ITEM 3. LEGAL PROCEEDINGS

     The Company has pending claims incurred in the normal course of business which, in the opinion of the Company's Board of Directors, will not have a material effect on the financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 6, 2001, in a Proxy statement filed on Schedule 14A with the Securities and Exchange Commission, the Company's Board of Directors recommended to the Company's Shareholders that the three Directors be reelected to hold office until the 2002 Annual Meeting and that the appointment of PricewaterhouseCoopers LLP as independent auditors be ratified. On August 16, 2001, the date of the proposed Annual Meeting of Shareholders, the Company had not received votes from a sufficient number of Shareholders to hold the Annual Meeting.

                            ILM II LEASE CORPORATION

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S SHARES AND RELATED STOCKHOLDER MATTERS

     Prior to September 1, 1995, the Company was a wholly-owned subsidiary of ILM II. Pursuant to a reorganization and distribution agreement, ILM II capitalized the Company with $500,000, an amount estimated to provide the Company with necessary working capital. On September 1, 1995, MAVRICC Management Systems, Inc., as the distribution agent, caused to be issued on the stock records of the Company the distributed common stock of the Company, in uncertificated form, to the holders of record of ILM II common stock at the close of business on July 14, 1995. One share of the Company's common stock was distributed for each outstanding share of ILM II common stock. No certificates or scrip representing fractional shares of the Company's common stock were issued to holders of ILM II common stock as part of the distribution. In lieu of receiving fractional shares, each holder of ILM II common stock who would otherwise have been entitled to receive a fractional share of the Company's common stock received a cash payment equivalent to $0.14 per share for such fractional interest. At August 31, 2001, there were 3,058 record holders of the Company's shares. The shares do not trade on an established exchange and the only market that has developed is a secondary market; therefore, little resale activity occurs. Although PaineWebber and others may endeavor to assist Shareholders desiring to sell their shares by attempting to match requests to sell shares with requests to purchase shares, such transfers are not expected to be frequent.

     The Company did not pay cash dividends in fiscal years 2001, 2000 and 1999, and will not pay cash dividends in the future.

                            ILM II LEASE CORPORATION

ITEM 6. SELECTED FINANCIAL DATA

                            ILM II LEASE CORPORATION
                  (Dollars in thousands, except per share data)

                                                           FOR THE YEAR ENDED AUGUST 31,
                                                           -----------------------------
For the year ended August 31,                2001           2000          1999           1998           1997
                                             ----           ----          ----           ----           ----
Revenue                                  $  14,180      $  16,605     $   16,250        $15,524      $  14,433
Income (loss) before income taxes           (1,273)           211            911            (36)           (67)
Income tax expense (benefit)                  (492)           475            342            (14)           (27)
                                         ---------      ---------      ---------      ---------      ---------
Net (loss) income                        $    (781)     $    (264)     $     569      $     (22)     $     (40)
                                         =========      =========      =========      =========      =========
Net (loss) income per share of
   common stock                          $   (0.15)     $   (0.05)     $    0.10      $   (0.00)     $   (0.01)
                                         =========      =========      =========      =========      =========
Total assets                             $   1,982      $   2,545      $   2,770      $   2,733      $   2,126
                                         =========      =========      =========      =========      =========
Shares outstanding                       5,180,952      5,180,952      5,180,952      5,180,952      5,180,952

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing in Item 14 in this annual report.

                            ILM II LEASE CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1996, the Company terminated the management agreement with AHC covering the then six Senior Housing Facilities leased by the Company and retained Capital to be the manager of the Senior Housing Facilities. The term of the Management Agreement originally expired on July 29, 2001 but, in November 2000, the term was modified to be coterminous with the Facilities Lease Agreement. As a result, the term of the Management Agreement is currently being extended on a month-to-month basis. ILM II has guaranteed payment of all fees due to Capital under the terms of the Management Agreement. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined, as well as an incentive management fee equal to 25% of the amount by which net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of facility expansion costs.

     Occupancy levels for the five properties which the Company leases from ILM II Holding (six Senior Housing Facilities in 1999 due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000) averaged 86% and 91% for the years ended August 31, 2001 and 2000, respectively. The Senior Housing Facilities have generated sufficient net cash flow to cover the base rent payments at their current level of $3,555,427 during fiscal 2001 ($3,995,586 and $4,035,600 in
2000 and 1999, respectively, due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara on August 15, 2000) since the inception of the Company's operations. Base rent payments of $3,555,427 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent beginning in January 1997. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM II Holding. In fiscal years ended August 31, 2001 and 2000, the Company had variable rent expense of $1,006,000 and $1,437,000, respectively.

     At August 31, 2001, the Company had cash and cash equivalents of $931,000 compared to $1,894,000 at August 31, 2000. This decrease of $963,000 is primarily attributable to decreased cash flows from the operations of the senior housing facilities subsequent to ILM II's sale of its interest in Villa Santa Barbara. As noted above, under the terms of the facilities lease agreement, the lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal years 2001, 2000 and 1999. The Company will not pay cash dividends in the future. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements.

     In August 2001, ILM II announced that it will liquidate its properties commencing not later than December 31, 2001. The Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM II. Accordingly, upon the liquidation of the Senior Housing Facilities and the resulting termination of the Facilities Lease Agreement, the Company will carry out a plan of liquidation. As a result, the Company changed its basis of accounting, as of August 31, 2001, from the going-concern basis to the liquidation basis. It is currently expected that the Company will have nominal value after payment of its expenses.

                            ILM II LEASE CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

2001 COMPARED TO 2000

     REVENUES. Total revenues were $14,180,000 for the year ended August 31, 2001 compared to $16,605,000 for the year ended August 31, 2000, representing a decrease of $2,425,000 or 14.6%. Rental and other income from the Company's senior housing operations decreased $2,414,000 or 14.6%, primarily as a result of the sale of ILM II's interest in Villa Santa Barbara on August 16, 2000. Interest income decreased $11,000 or 25.6%, to $32,000 in fiscal year 2001, from $43,000 in fiscal year 2000, due to a decrease in cash and cash equivalents experienced throughout most of fiscal year 2001.

     EXPENSES. Total expenses were $15,453,000 in fiscal 2001 compared to $16,394,000 in fiscal 2000, representing a decrease of $941,000 or 5.7%. Although overall expenses decreased in relation to decreases in total revenues as described above, depreciation expense increased $176,000 or 27.7% due to recognition of changes in remaining useful lives for certain assets purchased in 2001 and prior to conform to the lease expiration date, as such assets are not subject to repurchase by ILM II Holding. General and administrative expenses increased $223,000 or 57.0% due mainly to increases in Director's & Officer's and property-level insurance of $187,000 over the previous year. Professional Fees increased $202,000 or 69.4% as a result of increases in legal, audit and other professional services over the previous year. Facilities Lease Agreement rent expense decreased $846,000 or 15.7% as the result of the decrease in base and variable rents due under the Facilities Lease Agreement since the sale of ILM II's interest in Villa Santa Barbara. Other decreases in expense included real estate taxes of $122,000 or 20.2%; property management fees of $247,000 or 27.4%; other property operating of $177,000 or 11.9%; and minor decreases in certain other expenses. These decreases were offset by a $412,000 or 100% increase in Liquidation expense as a result of the Company's August 31, 2001, accrual of the estimated cost of liquidating the Company.

     INCOME TAX EXPENSE. Income tax expense decreased $967,000 or 203.6% from an expense of $475,000 in fiscal 2000 to benefit of $492,000 in fiscal 2001 due to the Company's recording taxes receivable of $346,000 for amendments to its federal and state income tax returns from the previous year.

     NET (LOSS) INCOME. Primarily as a result of the factors discussed above, net loss increased $517,000 or 195.8% to net loss of $781,000 in fiscal 2001 from net loss of $264,000 in fiscal 2000.

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

                                                          Year Ended August 31
                                                ------------------------------------------
(DOLLARS IN THOUSANDS)                               2001           2000           Change
----------------------------------------------- ---------- -------------- ----------------
Revenue                                            14,148         14,101            0.3 %
Expenses                                            8,884          8,475            4.8 %
                                                    -----          -----            -----
Net operating income                                5,264          5,626           (6.4)%
                                                    =====          =====           ======
Average occupancy level                              87.1%          91.0%          (4.3)%
Average monthly rent per apartment unit             1,760          1,681            4.7 %

     Growth in same-store revenue was approximately 0.3% for the year ended August 31, 2001 when compared to the year ended August 31, 2000. Rental rate increases averaging 4.7% offset the results of lower occupancy levels and accounted for the entire increase. The average same-store occupancy level for the year ended August 31, 2001 was 87.1% compared to 91.0% for the year ended August 31, 2000.

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

                            ILM II LEASE CORPORATION

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INFLATION

     The Company completed its sixth full year of operations in fiscal 2001. The effects of inflation and changes in prices on the Company's operating results to date have not been significant. Inflation in future periods is likely to cause increases in the Company's expenses, which may be partially offset by increases in revenues from the tenant leases at the Senior Housing Facilities. Rental revenues may tend to rise with inflation since the rental rates on the tenant leases, which are short-term in nature, can be adjusted to keep pace with inflation as market conditions allow. As noted above, under the terms of the Facilities Lease Agreement between the Company and ILM II Holding, the Company is obligated to pay variable rent, in addition to the base rent owed, in an amount equal to 40% of the excess of total revenues from the Senior Housing Facilities over a specified base amount. Accordingly, to the extent that the total revenues are in excess of this threshold, a portion of the increase in revenues would be payable to ILM II Holding.

RECENT EVENTS

     Historically, real estate has been subject to a wide range of cyclical economic conditions, which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2001, many regions of the United States have experienced varying degrees of economic recession, and the tragic events of September 11, 2001, may have accelerated certain recessionary trends, such as the cost of obtaining sufficient property and liability insurance coverage and short term interest rates. The Company believes, however, that these tragic events should not have a material effect on the Company's portfolio, given the Company's property types and the geographic regions in which the Company is located.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 12, 2001, the Company engaged PricewaterhouseCoopers LLP as its independent auditors, replacing Ernst & Young LLP.

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

     (a) and (b) The names and ages of the Directors and Executive Officers of the Company during fiscal 2001 are as follows:

NAME                       OFFICE                              AGE     DATES OF OFFICE
----                       ------                              ---     ---------------
Jeffry R. Dwyer            President, Secretary and Director   55      9/13/94*-present
Julien G. Redele           Director                            66      7/28/98-present
J. William Sharman, Jr.    Director                            61      9/18/97-present

* The date of incorporation of the Company.

     (c) There is no family relationship among any of the foregoing Directors or Officers. All of the foregoing Directors and Officers of the Company have been elected to serve until the Company's next annual meeting.

     (d) The business experience of each of the Directors and Executive Officers of the Company is as follows:

     JEFFRY R. DWYER is President, Secretary and Director of the Company. Mr. Dwyer has served as President of the Company since March 9, 1999. Mr. Dwyer has been a shareholder of Greenberg Traurig, which has provided legal services to the Company and its affiliates since June 1997. From 1993 to 1997 Mr. Dwyer was a partner with the law firm of Akin, Gump, Strauss, Hauer & Feld in the District of Columbia. Prior to joining Akin, Gump, Strauss, Hauer & Feld, Mr. Dwyer was a partner with the law firm of Morrison & Foerster from 1989 to 1993. Mr. Dwyer also presently serves as Secretary and Director of ILM II. Mr. Dwyer has written several law review articles and a major treatise on real estate financing and taught Real Estate Planning as an Adjunct Professor at the Georgetown University Law Center. Mr. Dwyer graduated from Georgetown University and received his law degree from the Georgetown University Law Center.

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

                                     III-1

                            ILM II LEASE CORPORATION

     J. WILLIAM SHARMAN, JR. is a Director and served as President of the Company from September 18, 1997 through July 28, 1998. Mr. Sharman is the Chairman of the Board and CEO of Lancaster Hotels and Resorts, Inc., a hotel management company. Mr. Sharman served for ten years as Chairman of the Board and President of the Lancaster Group, Inc., a real estate development firm based in Houston, Texas, which is the predecessor of Lancaster Hotel Management, L.C. and Bayou Equities, Inc. Mr. Sharman serves as a Director of Small Luxury Hotels, Ltd. of the United Kingdom, an international hotel marketing and reservations firm, and also serves on the Board of Trustees of St. Edwards University in Austin, Texas. Mr. Sharman also presently serves as President and Director of ILM II. He has a Bachelor of Science degree from the University of Notre Dame.

     (e) None of the current Directors and Officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a Director or Officer. On May 8, 1998, Andrew A. Feldman and Jeri Feldman, as Trustees for the Andrew A. & Jeri Feldman Revocable Trust dated September 18, 1990, commenced a purported class action on behalf of that trust and all other shareholders of ILM I and ILM II (affiliates of the Company, as previously discussed) in the Supreme Court of the State of New York, County of New York, naming as defendants ILM I, ILM II and Lawrence A. Cohen, Jeffry R. Dwyer, Julien G. Redele, Carl J. Schramm and J. William Sharman, Jr. as the directors of both corporations. The class action complaint alleged that the directors engaged in wasteful and oppressive conduct and breached fiduciary duties in preventing the sale or liquidation of the assets of ILM I and ILM II, diverting certain of their assets. The complaint sought compensatory damages in an unspecified amount, punitive damages, the judicial dissolution of ILM I and ILM II, an order requiring the directors to take all steps to maximize shareholder value, including either an auction or liquidation, and rescinding certain agreements, and attorney's fees. On July 8, 1998, the defendants moved to dismiss the complaint on all counts.

          On October 15, 1999, the parties entered into a Stipulation of Settlement and filed it with the Court, which approved the settlement, by order dated October 21, 1999. In issuing that order the Court entered a final judgment dismissing the action and all non-derivative claims of the settlement class against the defendants with prejudice. This litigation was settled at no cost to ILM II and ILM I. As part of the settlement, CSLC increased its proposed merger consideration payable to the ILM II and ILM I shareholders and was also responsible for a total of approximately $1.1 million in plaintiffs' attorneys fees and expenses if the proposed mergers were consummated. If ILM II were to consummate an extraordinary transaction with a third party, then ILM II would be responsible for its share of the plaintiffs' attorneys fees and expenses.

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

         Based solely on its review of the copies of such forms received by it, the Company believes that, during the year ended August 31, 2001, there was compliance with all filing requirements applicable to its Officers and Directors and ten-percent beneficial holders.



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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Jeffry R. Dwyer, President, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 2001 and 2000, Greenberg Traurig earned fees from the Company of $134,000 and $34,000, respectively.



                                     III-3

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

         (b) The Company filed a Current Report on Form 8-K dated June 8, 2001, reporting that the Company engaged PricewaterhouseCoopers LLP as its independent accountants effective June 12, 2001.

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


                                   ILM II LEASE CORPORATION



                                   By: /S/ JEFFRY R. DWYER
                                       ----------------------------------------
                                       Jeffry R. Dwyer
                                       President
                                       (Principal Accounting Officer)






Dated:   NOVEMBER 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacity and on the dates indicated.




By:  /S/  JEFFRY R. DWYER               Date:  NOVEMBER 28, 2001
     ---------------------------               -----------------------------
     Jeffry R. Dwyer
     Director


By:   /S/ JULIEN G. REDELE              Date:  NOVEMBER 28, 2001
     ---------------------------               -----------------------------
     Julien G. Redele
     Director


By:  /S/ J. WILLIAM SHARMAN, JR.        Date:  NOVEMBER 28, 2001
     ---------------------------               -----------------------------
     J. William Sharman, Jr.
     Director

                            ILM II LEASE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                  ITEM 14(a)(3)

                            ILM II LEASE CORPORATION

                                INDEX TO EXHIBITS

                                                        PAGE NUMBER IN THE
EXHIBIT NO.      DESCRIPTION OF DOCUMENT                REPORT OR OTHER REFERENCE
-----------      -----------------------                -------------------------
 (3) and (4)     Registration Statement on Form 10 of   Filed with the Commission pursuant
                 the Registrant dated July 20, 1995,    to Rule 424(c) and inccorporated
                 as supplemented                        herein by reference

 (13)            Annual Reports to Shareholders         No Annual Report for the year ended
                                                        August 31, 2001 has been sent to the
                                                        Shareholders.  An Annual Report will
                                                        be sent to the Shareholders
                                                        subsequent to this filing.

                            ILM II LEASE CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                         ITEM 14(a)(1) AND (2) AND 14(d)

                            ILM II LEASE CORPORATION

                          INDEX TO FINANCIAL STATEMENTS


                                                                                   REFERENCE

ILM II LEASE CORPORATION:

   Report of PricewaterhouseCoopers LLP, Independent Accountants                       F-2

   Report of Ernst & Young LLP, Independent Auditors                                   F-3

   Statement of Net Assets in Liquidation at August 31, 2001                           F-4

   Balance Sheet at August 31, 2000                                                    F-5

   Statements of Operations for the years ended August 31, 2001, 2000 and 1999         F-6

   Statements of Changes in Shareholders' Equity for the years ended
     August 31, 2001, 2000 and 1999                                                    F-7

   Statements of Cash Flows for the years ended August 31, 2001, 2000 and 1999         F-8

   Notes to Financial Statements                                                       F-9

     Financial statement schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

                            ILM II LEASE CORPORATION



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of ILM II Lease Corporation:



In our opinion, the accompanying statement of net assets in liquidation and the related statements of operations, shareholders' equity and cash flows presents fairly, in all material respects, the net assets in liquidation of ILM II Lease Corporation (the "Company") at August 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the Company adopted a plan of liquidation on August 31, 2001, and as a result changed its basis of accounting as of August 31, 2001, and for periods subsequent to August 31, 2001, from the going-concern basis to the liquidation basis of accounting.




                                          PricewaterhouseCoopers LLP
Boston, Massachusetts
November 26, 2001

                            ILM II LEASE CORPORATION


                     NOTE: ERNST & YOUNG TO PROVIDE OPINION


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Shareholders of
ILM II Lease Corporation:

We have audited the accompanying balance sheet of ILM II Lease Corporation as of August 31, 2000, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assisting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ILM II Lease Corporation at August 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                           ERNST & YOUNG LLP


Dallas, Texas
October 24, 2000
except for Note 1, as to which the date is November 28, 2000




                             See accompanying notes.

                            ILM II LEASE CORPORATION

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                                 August 31, 2001
                  (Dollars in thousands, except per share data)




                                                                         2001
                                                                         ----
                                     ASSETS

Cash and cash equivalents                                             $   931
Accounts receivables, net                                                 108
Tax refund receivable - federal and state                                 346
Prepaid taxes and other assets                                            460
Deposits                                                                    9
Deferred tax asset, net                                                   128
                                                                      -------
                                                                      $ 1,982
                                                                      =======

                LIABILITIES LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                 $   633
Accrued liquidation expenses                                              412
Real estate taxes payable                                                 314
Accounts payable - related party                                          353
Security deposits                                                          49
                                                                      -------
         Total current liabilities                                      1,761


Commitments and contingencies

        Net assets in liquidation                                     $   221
                                                                      =======


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                                  BALANCE SHEET
                                 AUGUST 31, 2000
                              (GOING-CONCERN BASIS)
                  (Dollars in thousands, except per share data)




                                                                      2000
                                                                      ----
                                     ASSETS

Cash and cash equivalents                                             $ 1,894
Accounts receivables, net                                                     21
Accounts receivable - related party                                           40
Accounts receivable - Capital Senior Living Corporation                       39
State tax refund receivable                                                   21
Prepaid taxes and other assets                                                58
                                                                      -------
         Total current assets                                           2,073

Furniture, fixtures and equipment                                       1,604
Less: accumulated depreciation                                         (1,153)
                                                                      -------
                                                                          451

Deposits                                                                       9
Deferred tax asset, net                                                    12
                                                                      -------
                                                                      $ 2,545
                                                                      =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses                                 $   542
Federal income taxes payable                                              276
Real estate taxes payable                                                 305
Accounts payable - related party                                          378
Security deposits                                                          36
                                                                      -------
         Total current liabilities                                      1,537

Deferred rent payable                                                       6
                                                                      -------
         Total liabilities                                              1,543

Commitments and contingencies

Shareholders' equity:
   Common stock, $0.01 par value, 20,000,000 shares authorized,
     5,180,952 shares issued and outstanding                                  52
   Additional paid-in capital                                             448
   (Accumulated deficit) Retained earnings                                502
                                                                      -------
         Total shareholders' equity                                     1,002
                                                                      -------
                                                                      $ 2,545
                                                                      =======


                             See accompanying notes.

                            ILM II LEASE CORPORATION


                            STATEMENTS OF OPERATIONS
                     (IN LIQUIDATION AS OF AUGUST 31, 2001)
               For the years ended August 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)


                                                            2001        2000          1999
                                                            ----        ----          ----
Revenue:
   Rental and other                                      $ 14,148     $ 16,562     $ 16,232
   Interest                                                    32           43           18
                                                         ---------    ---------    ---------
                                                           14,180       16,605       16,250
Expenses:
   Facilities lease rent                                    4,555        5,401        5,265
   Dietary, salaries, wages and food service                2,541        2,820        2,740
   Administrative salaries and wages                        1,307        1,425        1,196
   Marketing salaries and wages                               684          722          705
   Utilities                                                  983        1,024        1,062
   Repairs and maintenance                                    549          634          636
   Real estate taxes                                          481          603          527
   Property management fees                                   656          903          980
   Other property operating expenses                        1,306        1,483        1,433
   General and administrative                                 614          391          228
   Directors compensation                                      61           62           51
   Professional fees                                          493          291          223
   Depreciation                                               811          635          293
                                                         ---------    ---------    ---------
                                                           15,041       16,394       15,339
                                                         ---------    ---------    ---------
Operating (loss) income before income taxes                  (861)         211          911

Liquidation expense                                           412            -            -
                                                         ---------    ---------    ---------
(Loss) income before income taxes                          (1,273)         211          911

Income tax expense (benefit):
   Current                                                   (377)         333          226
   Deferred                                                  (115)         142          116
                                                         ---------    ---------    ---------
                                                             (492)         475          342
                                                         ---------    ---------    ---------
NET (LOSS) INCOME                                        $   (781)    $   (264)    $    569
                                                         =========    =========    =========

NET (LOSS) INCOME PER SHARE OF COMMON STOCK              $  (0.15)    $  (0.05)    $   0.10
                                                         =========    =========    =========

The above net income (loss) per share of common stock is based upon the weighted average number of shares outstanding for the years ended August 31, 2001, 2000 and 1999, of 5,180,952.




                             See accompanying notes.

                            ILM II LEASE CORPORATION

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (IN LIQUIDATION AS OF AUGUST 31, 2001)
               For the years ended August 31, 2001, 2000 and 1999
                  (Dollars in thousands, except per share data)





                                                       COMMON STOCK
                                                      $.01 PAR VALUE        ADDITIONAL
                                                  ----------------------      PAID-IN         RETAINED
                                                    SHARES       AMOUNT        CAPITAL        EARNINGS       TOTAL
                                                    ------       -------     ----------       --------      ------
BALANCE AT AUGUST 31, 1998                        5,180,952      $52           $448            $ 197         $ 697

Net income                                                -        -              -              569           569
                                                  ---------      ---           ----            -----         -----
BALANCE AT AUGUST 31, 1999                        5,180,952       52            448              766         1,266

Net loss                                                  -        -              -             (264)         (264)
                                                  ----------     ---          ------          -------        ------
BALANCE AT AUGUST 31, 2000                        5,180,952       52            448              502         1,002

Net loss                                                  -        -              -             (781)         (781)
                                                  ----------     ---          ------          -------        ------
BALANCE AT AUGUST 31, 2001                        5,180,952      $52           $448            $(279)        $ 221
                                                  =========      ===          ======          ========       ======




                             See accompanying notes.

                            ILM II LEASE CORPORATION

                            STATEMENTS OF CASH FLOWS
                     (IN LIQUIDATION AS OF AUGUST 31, 2001)
               For the years ended August 31, 2001, 2000 and 1999
                                 (In thousands)


                                                                       2001        2000       1999
                                                                       ----        ----       ----
Cash flows from operating activities:
   Net (loss) income                                                  $ (781)    $  (264)    $  569
   Adjustments to reconcile net (loss) income to net cash
     provided by operating activities
       Depreciation expense                                              811         635        293
       Deferred tax expense (benefit), net                              (116)        142        116
       Changes in assets and liabilities:
         Accounts receivable, net                                        (87)         59          9
         Accounts receivable - related party                              40          10         52
         Accounts receivable- Capital Senior Living Corporation           39         (39)         -
         Federal & state tax refund receivable                          (325)          -        137
         Prepaid taxes and other assets                                 (402)        294       (302)
         Accounts payable and accrued expenses                            91         (83)      (164)
         Accrued liquidation expense                                     412           -          -
         Federal income taxes payable                                   (276)         49        226
         Accounts payable - related party                                (25)         41         50
         Termination fee payable                                           -           -       (650)
         Real estate taxes payable                                         9          75         21
         Security deposits                                                13         (13)        24
         Deferred rent payable                                            (6)        (31)       (39)
                                                                      -------    -------     ------
             Net cash (used in) provided by operating activities        (603)        876        342
                                                                      -------    -------     ------

Cash flows from investing activity:
   Additions to furniture, fixtures and equipment                       (360)       (469)      (352)
                                                                      ------     -------     ------
                  Net cash used in investing activities                 (360)       (469)      (352)
                                                                      ------     -------     ------

Net increase (decrease) in cash and cash equivalents                    (963)        407        (10)

Cash and cash equivalents, beginning of year                           1,894       1,487      1,497
                                                                      ------     -------     ------

Cash and cash equivalents, end of year                                $  931     $ 1,894     $1,487
                                                                      ======     =======     ======

SUPPLEMENTAL DISCLOSURE:

Cash paid during the period for federal income taxes                  $  180      $  231     $    -
                                                                      ======      ======     ======

Cash paid during the period for state income taxes                    $   43     $    57     $    5
                                                                      ======     =======     ======



                             See accompanying notes.

                            ILM II LEASE CORPORATION

                          Notes to Financial Statements

1. NATURE OF OPERATIONS AND PLAN OF LIQUIDATION

     ILM II Lease Corporation ("the Company") was organized as a corporation on September 12, 1994 under the laws of the state of Virginia. Through August 31, 1995, the Company had no significant operations. The Company was formed by ILM II Senior Living, Inc. ("ILM II"), formerly PaineWebber Independent Living Mortgage Inc. II, to operate six rental housing projects that provide independent-living and assisted-living services for independent senior citizens ("the Senior Housing Facilities") under a facilities lease agreement ("the Facilities Lease Agreement"). ILM II initially made mortgage loans to Angeles Housing Concepts, Inc. ("AHC") secured by the Senior Housing Facilities between July 1990 and July 1992. In March 1993, AHC defaulted under the terms of such mortgage loans and in connection with the settlement of such default, title to the Senior Housing Facilities was transferred, effective April 1, 1994, to certain majority-owned, indirect subsidiaries of ILM II, subject to the mortgage loans. Subsequently, the indirect subsidiaries of ILM II were merged into ILM II Holding, Inc. ("ILM II Holding"). As part of the fiscal 1994 settlement agreement with AHC, AHC was retained as the property manager for all of the Senior Housing Facilities pursuant to the terms of a management agreement which was assigned to the Company as of September 1, 1995. As discussed further in
Note 6, the management agreement with AHC was terminated in July 1996.

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

     The Company's sole business is the operations of the Senior Housing Facilities. The Company leases the Senior Housing Facilities from ILM II Holding, which is now a subsidiary of ILM II that holds title to the Senior Housing Facilities, pursuant to the Facilities Lease Agreement. The lease is accounted for as an operating lease in the Company's financial statements.

     In July 1996, following the termination of the property management agreement with AHC, the Company entered into a property management agreement (the "Management Agreement") with Capital Senior Management 2, Inc. ("Capital") to handle the day-to-day operations of the Senior Housing Facilities.

                            ILM II LEASE CORPORATION

     On February 7, 1999, ILM II entered into an agreement and plan of merger with CSLC, the corporate parent of Capital. In connection with the proposed merger, the Company received notice from ILM II Holding indicating that the Facilities Lease Agreement would terminate on the date of consummation of the merger of ILM II and CSLC. The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000.

     On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and ILM II sold the Senior Housing facility to CSLC.

     The Facilities Lease Agreement was originally scheduled to expire on December 31, 2000. In November 2000, the Facilities Lease Agreement was extended on a month-to-month basis beyond its original expiration date. On November 28, 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger were not consummated by that time. On February 8, 2001, ILM II received notice from CSLC terminating the merger agreement. As a result, the Facilities Lease Agreement is currently on a month-to-month basis.

     ILM II's existing corporate finite life is scheduled to expire on December 31, 2001. On July 6, 2001, ILM II's Board of Directors recommended to its shareholders that ILM II's Articles of Incorporation be amended to extend ILM II's finite-life existence from December 31, 2001, until December 31, 2008. On August 16, 2001, at ILM II's Annual Meeting of Shareholders, the proposal was not approved by the shareholders. As a result, ILM II announced that it will liquidate the Senior Housing Facilities commencing not later than December 31, 2001.

     The Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM
II. Accordingly, upon the liquidation of the Senior Housing Facilities and the resulting termination of the Facilities Lease Agreement, the Company will carry out a plan of liquidation. As a result, the Company changed its basis of accounting, as of August 31, 2001, from the going-concern basis to the liquidation basis. It is currently expected that the Company will have nominal value after payment of its expenses.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION AND ACCOUNTING ESTIMATES

     In connection with its adoption of a plan of liquidation as of August 31, 2001, the Company adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Company be provided to the extent that they are reasonably determinable.

     As of August 31, 2001, the Company adopted a plan of liquidation and recorded accrued expenses of $412,000. These costs include estimates of insurance ($193,000), and other costs ($219,000) such as legal fees, accounting fees, tax preparation and filing fees and other professional services.

     The actual costs could vary from the related provisions due to the uncertainty related to the length of time required to complete the liquidation and dissolution of the Company.

                            ILM II LEASE CORPORATION

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that the Company make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. Key estimates include the estimate of liquidation expenses. Actual results, therefore, could differ from those estimates.

FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment are carried at the lower of cost, reduced by accumulated depreciation, or fair value in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." Depreciation expense was provided on a straight-line basis using an estimated useful life of 3 to 5 years until 1998, when the Company changed the estimated useful lives of its assets to the lease termination date of December 31, 2000, as such assets are not subject to repurchase by ILM II Holding upon lease expiration or termination. Since December 31, 2000, such assets are charged to expense in the month purchased.

REVENUE

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

RENT EXPENSE

     The Company rents the Senior Housing Facilities from ILM II Holding pursuant to a month-to-month operating lease. Rent expense is recognized on a straight-line basis over the term of the lease agreement. Deferred rent payable represented the difference between rent expense recognized on a straight-line basis and cash paid for rent pursuant to the terms of the Facilities Lease Agreement.

ADVERTISING EXPENSE

     The Company's policy is to expense all advertising costs as incurred. For the years ended August 31, 2001, 2000 and 1999, advertising expenses were $684,000, $722,000 and $705,000, respectively.

INCOME TAX EXPENSE

     Income tax expense is provided for using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, cash and cash equivalents include all highly liquid investments with original maturities of 90 days or less.

                            ILM II LEASE CORPORATION

3. PROPERTY MANAGEMENT AGREEMENT

     The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement, which commenced on July 29, 1996. The term of the Management Agreement originally expired on July 29, 2001 but, in November 2000, the term was modified to be coterminous with the Facilities Lease Agreement. As a result, the term of the Management Agreement is currently being extended on a month-to-month basis.

     Under the Management Agreement, Capital generally is required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordinating with the Company, leasing the individual units in the Senior Housing Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the years ended August 31, 2001, 2000 and 1999, Capital earned property management fees from the Company of $656,000, $903,000 and $980,000, respectively.

4. RELATED PARTY TRANSACTIONS

     Jeffry R. Dwyer, President, Secretary and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the years ended August 31, 2001 and 2000, Greenberg Traurig earned fees from the Company of $134,000 and $34,000, respectively.

     There were no ACCOUNTS RECEIVABLE - RELATED PARTY at August 31, 2001. ACCOUNTS RECEIVABLE - RELATED PARTY at August 31, 2000 includes $40,000 in expense reimbursements due from Holding II for capital expenditures at the Senior Housing Facilities. Accounts Receivable - Capital Senior Living Corporation at August 31, 2001 and 2000 includes amounts due from Capital as part of the final settlement of property-level receivables and payables at lease termination with respect to the Company's 75% interest in Villa Santa Barbara. Accounts payable - related party at August 31, 2001, includes $247,000 in variable rent due to ILM II Holding and the remainder in accrued legal fees due to Greenberg Traurig, a related party. Accounts payable - related party at August 31, 2000 primarily includes $356,000 for variable rent due to ILM II Holding.

5. CAPITAL STOCK

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

                            ILM II LEASE CORPORATION

6. THE FACILITIES LEASE AGREEMENT

     ILM II Holding (the "Lessor"), a direct subsidiary of ILM II, leases the Senior Housing Facilities to the Company (the "Lessee"), pursuant to the Facilities Lease Agreement. Such lease was originally scheduled to expire on December 31, 2000. On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and ILM II sold its interest in the Senior Housing facility to CSLC. In November 2000, the Facilities Lease Agreement was extended through the earlier of the date on which the merger of ILM II with CSLC was consummated or March 31, 2001, and on a month-to-month basis thereafter if the merger were not consummated by that time. On February 8, 2001, ILM II received notice from CSLC terminating the merger agreement. The lease is accounted for as an operating lease in the Company's financial statements.

     ILM II's existing corporate finite life is scheduled to expire on December 31, 2001. Upon such expiration, the Facilities Lease Agreement is expected to continue on a month-to-month basis until it is terminated as a result of the expected sale of the Senior Housing Facilities. Although ILM II recommended to its shareholders that its finite life existence be extended, the ILM II shareholders did not approve the proposal to extend ILM II's corporate finite life at their Annual Meeting on August 16, 2001. Accordingly, ILM II announced that, pursuant to its Articles of Incorporation, ILM II will liquidate its properties commencing not later than December 31, 2001.

     Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM II Holding at August 31, 2001, are summarized as follows:

                                                           YEAR         RENTABLE       RESIDENT
NAME                         LOCATION                  FACILITY BUILT   UNITS (1)   CAPACITIES (1)
----                         --------                  --------------   ---------   --------------
The Palms                    Fort Myers, FL                 1988          205             255

Crown Villa                  Omaha, NE                      1992           73              73

Overland Park Place          Overland Park, KS              1984          141             153

Rio Las Palmas               Stockton, CA                   1988          164             190

The Villa at Riverwood       St. Louis County, MO           1986          120             140

Villa Santa Barbara  (2)     Santa Barbara, CA

     (1) Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

     (2) The Facilities Lease Agreement with respect to Villa Santa Barbara was terminated on August 15, 2000, upon the sale of ILM II's interest in Villa Santa Barbara.

                            ILM II LEASE CORPORATION

     Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $3,555,427 ($3,995,586 and $4,035,600 per year in 2000 and 1999, respectively). The reduction in base rent from the previous years is due to the termination of the Facilities Lease Agreement with respect to Villa Santa Barbara which was sold by ILM II to CSLC on August 15, 2000. The Facilities Lease Agreement is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $13,021,000 through August 15, 2000, when the lease with respect to Villa Santa Barbara was terminated. Effective September 1, 2000, variable rent is payable quarterly in an amount equal to 40% of the excess of the aggregate total revenues over $11,634,000 (excluding Villa Santa Barbara). For the fiscal years ended August 31, 2001 and 2000, variable rent expense was $1,006,000 and $1,437,000, respectively.

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

7. LEGAL PROCEEDINGS AND CONTINGENCIES

     The Company has pending claims incurred in the normal course of business which, in the opinion of the Company's management, will not have a material effect on the financial statements of the Company.

8. CONSTRUCTION LOAN FINANCING

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

9. FEDERAL INCOME TAXES

     The Company is taxable as a so-called "C" corporation and, therefore, its income is subject to tax at the federal and state levels. The Company reports on a calendar year for tax purposes. Income taxes at the appropriate statutory rates have been provided for in the accompanying financial statements.

     Deferred income tax benefit reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's deferred tax assets and liabilities as of August 31, 2001 and 2000, are comprised of the following amounts (in thousands):


                                                                  2001        2000
                                                                  ----        ----
Deferred tax asset - straight-line rent expense                  $    -      $    3
Deferred tax asset - book over tax depreciation                     643         332
Deferred tax asset - book over tax amortization                       3           9
                                                                 ------      ------
Gross deferred tax asset                                            646         344
Valuation allowance                                                (518)       (332)
                                                                  -----       -----
    Gross deferred tax asset                                     $  128      $   12
                                                                 ======      ======


     The components of income tax expense (benefit) for fiscal 2001, 2000 and 1999 are as follows (in thousands):

                                   2001       2000         1999
                                   ----       ----         ----
Current:
   Federal                        $(320)     $276        $  -
   State                            (57)       57           -
                                  -----      ----        ----
     Total current                 (377)      333           -
                                  -----      ----        ----
Deferred:
   Federal                          (98)       122         293
   State                            (17)        20          49
                                  -----       ----        ----
     Total deferred                (115)       142         342
                                  -----       ----        ----
                                  $(492)      $475        $342
                                  =====       ====        ====

     During the fourth quarter of fiscal year 2001, the Company recorded income tax expense of $186,000 to record a valuation allowance of $518,000 against deferred tax assets that are not expected to be recovered due to the termination of the Facilities Lease Agreement. The remaining deferred tax asset is expected to be realized through the carryback of net operating losses upon the termination of the Facilities Lease Agreement and the write off of fixed assets.

     The reconciliation of income tax computed for fiscal 2001, 2000 and 1999, at U.S. federal statutory rates to income tax expense (benefit) is as follows (in thousands):

                                            2001                  2000                  1999
------------------------------------ -------------------    -----------------    -------------------
Tax at U.S. statutory rates           $(433)       34%        $ 72      34%        $293       34%

State income taxes, net of federal      (76)        6%          13       6%          49        6%
   tax benefit

Valuation allowance                     186        15%         332     158%           -        0%

Other                                  (169)        7%          58      27%           -        0%
                                      ------      ----        ----    -----       -----      ----
                                      $(492)       62%        $475     225%        $342       40%
                                      ======      ====        ====    =====       =====      ====