Form 10-Q
period 2001-11-30
ILM II LEASE CORP
filed 2002-02-27
CIK 932092

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                  For the transition period from _____to_____.

                         Commission File Number: 0-25880

                            ILM II LEASE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      VIRGINIA                                                                               04-3248639
---------------------                                                               -------------------------------
(State of organization)                                                                    (I.R.S. Employer
                                                                                          Identification No.)

1750 TYSONS BOULEVARD, SUITE 1200, TYSONS CORNER, VA                                             22102
-------------------------------------------------------------------------------------------------------------------
(Address of principal executive office)                                                       (Zip Code)

Registrant's telephone number, including area code:                                         (888) 257-3550
                                                                                    -------------------------------

           Securities registered pursuant to Section 12(b) of the Act:


                                                                                       NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                                                        WHICH REGISTERED
-------------------                                                                 -------------------------------
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
Yes      X          No
       -------           -----------

Shares of common stock outstanding as of November 30, 2001:  5,180,952

===============================================================================

                            ILM II LEASE CORPORATION

                                      INDEX


                                                                                                          PAGE
                                                                                                         ------

Part I.  Financial Information

         Item 1.  Financial Statements

                  Statements of Net Assets in Liquidation
                  November 30, 2001 (Unaudited) and August 31, 2001............................................4

                  Statement of Changes in Net Assets in Liquidation
                  For the three months ended November 30, 2001 (Unaudited) and August 31, 2001.................5

                  Statement of Operations (Going Concern Basis)
                  For the three months ended November 30, 2000 (Unaudited).....................................6

                  Statement of Changes in Shareholders' Equity
                  For the three months ended November 30, 2000 (Unaudited).....................................7

                  Statement of Cash Flows
                  For the three months ended November 30, 2000 (Unaudited).....................................8

                  Notes to Financial Statements (Unaudited).................................................9-12

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................................................13-17

Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K............................................................18

Signatures....................................................................................................19

 Part I.  Financial Information

          Item I.  Financial Statements
                     (See next page)

                            ILM II LEASE CORPORATION


                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                               (Liquidation Basis)
                November 30, 2001 (Unaudited) and August 31, 2001
                  (Dollars in thousands, except per share data)



                                                                            NOVEMBER 30, 2001      AUGUST 31, 2001
                                                                            -----------------      ---------------

                                     ASSETS

Cash and cash equivalents                                                        $  688                $  931
Accounts receivable, net                                                             48                   108
Tax refund receivable - federal and state                                           346                   346
Prepaid taxes and other assets                                                      448                   460
Deposits                                                                              9                     9
Deferred tax asset, net                                                             128                   128
                                                                                -------                ------
                                                                                 $1,667                $1,982
                                                                                =======                ======

                                   LIABILITIES

Accounts payable and accrued expenses                                            $  489                $  633
Accrued liquidation expenses                                                        219                   412
Real estate taxes payable                                                           102                   314
Accounts payable - related party                                                    808                   353
Security deposits                                                                    47                    49
                                                                                -------                ------
         Total current liabilities                                                1,665                 1,761


Commitments and contingencies

        Net assets in liquidation                                                $    2                $  221
                                                                                =======                ======


                             See accompanying notes.

                            ILM II LEASE CORPORATION


                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (Liquidation Basis)
            For the three months ended November 30, 2001 (Unaudited)
                  (Dollars in thousands, except per share data)

Net Assets in liquidation, August 31, 2001                                                         $    221

Increase (decrease) during the three months ended November 30, 2001:

Operating activities:
  Rental and other                                                                                    3,594
  Interest income                                                                                         1
  Property operating                                                                                 (3,432)
  General and administrative                                                                           (209)
  Professional fees                                                                                    (132)
  Director's compensation                                                                               (32)
                                                                                                  ---------
Total operating activities                                                                             (210)
                                                                                                  ---------

Liquidating activities:
  Provision for liquidation expenses                                                                     (9)
                                                                                                  ---------

Net decrease in assets in liquidation                                                                  (219)
                                                                                                  ---------

Net Assets in liquidation, November 30, 2001                                                       $      2
                                                                                                  =========


                             See accompanying notes.

                            ILM II LEASE CORPORATION


                             STATEMENT OF OPERATIONS
                              (GOING CONCERN BASIS)
            For the three months ended November 30, 2000 (Unaudited)
                  (Dollars in thousands, except per share data)


                                                                          Three Months Ended
                                                                             November 30,
                                                                                 2000
                                                                          ------------------

Revenue:
   Rental and other income                                                       $3,548
   Interest income                                                                   10
                                                                                -------
                                                                                  3,558
Expenses:
   Facilities lease rent expense                                                  1,139
   Dietary salaries, wages and food service expenses                                632
   Administrative salaries, wages and expenses                                      271
   Marketing salaries, wages and expenses                                           147
   Utilities                                                                        187
   Repairs and maintenance                                                          134
   Real estate taxes                                                                118
   Property management fees                                                         208
   Other property operating expenses                                                319
   General and administrative expenses                                              176
   Directors compensation                                                            14
   Professional fees                                                                144
   Depreciation expense                                                             498
                                                                                -------
                                                                                  3,987

 Loss before taxes                                                                 (429)

Income tax expense:
   Current                                                                            -
   Deferred                                                                          12
                                                                                -------
                                                                                     12
Net loss                                                                        $  (441)
                                                                                =======

Basic loss per share of common stock                                            $ (0.09)
                                                                                =======


The above loss per share of common stock is based upon the 5,180,952 shares outstanding for each period.


                             See accompanying notes.

                            ILM II LEASE CORPORATION


                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Going Concern Basis)
            For the three months ended November 30, 2000 (Unaudited)
                  (Dollars in thousands, except per share data)


                                              Common Stock
                                              $.01 Par Value           Additional
                                         --------------------------      Paid-In         Retained
                                           Shares         Amount         Capital         Earnings           Total
                                         -----------    -----------    ------------    --------------    -----------

Balance at August 31, 2000               5,180,952        $ 52            $448             $ 502            $1,002

Net loss                                         -           -               -              (441)             (441)
                                         ---------        ----            ----             -----            ------

Balance at November 30, 2000             5,180,952        $ 52            $448             $  61            $  561
                                         =========        ====            ====             =====            ======


                             See accompanying notes.

                            ILM II LEASE CORPORATION

                             STATEMENT OF CASH FLOWS
                              (Going Concern Basis)
            For the three months ended November 30, 2000 (Unaudited)
                             (Dollars in thousands)


                                                                              Three Months Ended
                                                                                 November 30,
                                                                                      2000
                                                                              ------------------

Cash flows from operating activities:
   Net loss                                                                       $ (441)
   Adjustments to reconcile net loss to net cash used
     by operating activities:
       Depreciation expense                                                          498
       Deferred tax expense                                                           12
       Changes in assets and liabilities:
       Accounts receivable, net                                                      (11)
       Accounts receivable - related party                                             -
       Prepaid expenses and other assets                                             (92)
       Accounts payable and accrued expenses                                         (46)
       Accounts payable - related party                                              (69)
       Real estate taxes payable                                                    (199)
       Deferred rent payable                                                          (6)
       Security deposits, net                                                          5
                                                                                  ------
                  Net cash used by operating activities                             (348)

Cash flows from investing activity:
   Purchase of furniture, fixtures and equipment                                    (129)
                                                                                  ------
Net cash used by investing activities                                               (129)

Net decrease in cash and cash equivalents                                           (477)

Cash and cash equivalents, beginning of period
                                                                                   1,894
                                                                                  ------

Cash and cash equivalents, end of period                                          $1,417
                                                                                  ======


                             See accompanying notes.

                            ILM II LEASE CORPORATION
                    Notes to Financial Statements (Unaudited)


1. GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements and footnotes contained in ILM II Lease Corporation's (the "Company") Annual Report on Form 10-K for the year ended August 31, 2001. In the opinion of management, the accompanying interim financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim periods.

         In connection with its adoption of a plan of liquidation as of August 31, 2001, the Company adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Company be provided to the extent that they are reasonably determinable. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that the Company make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. Key estimates include the estimate of liquidation expenses. Actual results, therefore, could differ from those estimates. The results of operations for the three-month period ended November 30, 2001, are not necessarily indicative of the results to be expected for the year ending August 31, 2002.

         When the Company adopted the plan of liquidation on August 31, 2001, accrued liquidation expenses of $412,000 were recorded. These costs include estimates of insurance ($193,000) and other costs ($219,000) such as legal fees, accounting fees, tax preparation and filing fees and other professional services. As of the period ended November 30, 2001, another $9,000 was provided for legal fees incurred as a result of the plan of liquidation and $202,000 of liquidation expenses were paid during the period.

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

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)


1. GENERAL (CONTINUED)

   PLAN OF LIQUIDATION

         On July 6, 2001, ILM II's Board of Directors recommended to its shareholders that ILM II's Articles of Incorporation be amended to extend ILM II's finite-life existence from December 31, 2001, until December 31, 2008. On August 16, 2001, at ILM II's Annual Meeting of Shareholders, the proposal was not approved by the shareholders. As a result, ILM II announced that it will liquidate the Senior Housing Facilities commencing not later than December 31, 2001. On November 16, 2001, ILM II and ILM II Holding entered into a purchase and sale agreement (the "BRE Agreement") with BRE/Independent Living, LLC, a Delaware limited liability company ("BRE"), pursuant to which ILM II and ILM II Holding agreed to sell, and BRE agreed to purchase, all of ILM II's and ILM II Holding's right, title and interest in and to its Senior Housing Facilities and certain other related assets (the "Facilities"). In consideration for the sale of these Facilities, BRE agreed, subject to certain conditions, to pay ILM II $45.5 million, approximately $2.275 million of which was paid as a refundable deposit into escrow (the "BRE Deposit").

         On January 15, 2002, ILM II received a letter from BRE, stating its intention not to consummate the BRE transaction at the agreed upon purchase price contained in the BRE Agreement. ILM II determined that such refusal to consummate the BRE Agreement in accordance with its terms constituted a breach by BRE of the BRE Agreement. Accordingly, ILM II notified BRE that it was terminating the BRE Agreement. In a separate letter to the Company, BRE instructed the escrow agent to refund the BRE Deposit to BRE.

         Following BRE's breach, on January 23, 2002, ILM II and ILM II Holding entered into a purchase and sale agreement with Five Star Quality Care, Inc., a publicly traded Maryland corporation ("FVE"), pursuant to which ILM II and ILM II Holding (for purposes of discussing the FVE transaction, collectively, the "Seller") agreed to sell, and FVE agreed to purchase, all of the Seller's right, title and interest in and to its senior and assisted living facilities and certain other related assets (the "FVE Agreement"). In consideration for the sale of these facilities, FVE agreed, subject to certain conditions, to pay the Seller $45.5 million, approximately $5 million of which has been paid by FVE into escrow as a deposit (the "FVE Deposit").

         Each of the parties' respective obligations under the FVE agreement is subject to customary closing conditions. FVE's obligation to close the transaction is subject to a due diligence inspection period ending February 22, 2002, providing FVE with the right to notify the Seller about certain property conditions or defects requiring more than $250,000 to remediate. Upon such notification, the Seller may elect to terminate the FVE Agreement and return the FVE deposit to FVE, or to refund a portion of the escrow deposit or agree to reduce the purchase price, on a dollar-for-dollar basis, by the amount such defect exceeds $250,000. If the Seller elects to terminate the FVE Agreement, FVE may rescind such notice of property defect and continue with the transaction on the previously agreed terms. Further, after the inspection period has expired, if either party should breach the FVE Agreement, the non-breaching party will be entitled to the escrow deposit as liquidated damages, and in the case of the Seller's breach in limited circumstances, FVE may seek specific performance or monetary remedies as liquidated damages.

         There can be no assurance whether the transactions contemplated by the FVE Agreement will be consummated or, if consummated, what the exact timing thereof would be.

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

2. THE FACILITIES LEASE AGREEMENT

         ILM II Holding (the "Lessor"), a direct subsidiary of ILM II, leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease was originally scheduled to expire on December 31, 2000. On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and sell its interest in the Senior Housing Facility. The Facilities Lease Agreement with respect to the remaining five Senior Housing Facilities has been extended on a month-to-month basis beyond its original expiration date and is expected to continue on a month-to-month basis until it is terminated as a result of the expected sale of the Senior Housing Facilities. The lease is accounted for as an operating lease in the Company's financial statements.

         Descriptions of the properties covered by the Facilities Lease Agreement between the Company and ILM II Holding at November 30, 2001, are summarized as follows:


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

         Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $3,555,427 per year. The facilities lease is a "triple-net" lease whereby the Lessee pays all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, is responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. The Company also paid variable rent, on a quarterly basis, for each facility in an amount equal to 40% of the excess of aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $11,634,000 through August 15, 2000, when Villa Santa Barbara was sold. Effective September 1, 2000, variable rent is payable quarterly in an amount equal to 40% of the excess of the aggregate total revenues over $11,634,000 (excluding Villa Santa Barbara). Variable rent expense was $274,000 and $256,000 for the three-month periods ended November 30, 2001 and November 30, 2000, respectively.

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

         Under the Management Agreement, Capital generally is required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordinating with the Company, leasing the individual units in the Senior Housing Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earns an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount is increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the three-month periods ended November 30, 2001, and 2000, Capital earned property management fees from the Company of $153,000 and $208,000.

3. RELATED PARTY TRANSACTIONS

         Jeffry R. Dwyer, Secretary, President and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the three-month periods ended November 30, 2001 and 2000, Greenberg Traurig earned fees from the Company of $9,000 and $30,000, respectively.

         ACCOUNTS PAYABLE - RELATED PARTY at November 30, 2001, includes $717,000 for base and variable rent due to ILM II Holding, $72,000 in accrued legal fees due to Greenberg Traurig, Counsel to the Company and a related party, and $19,000 in expense reimbursements due. At August 31, 2001, ACCOUNTS PAYABLE
- RELATED PARTY primarily includes $353,000 for variable rent due to ILM II Holding.

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

         ILM II Holding (the "Lessor"), a direct subsidiary of ILM II, leases the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease was originally scheduled to expire on December 31, 2000. On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and sell its interest in the Senior Housing Facility. The Facilities Lease Agreement with respect to the remaining five Senior Housing Facilities has been extended on a month-to-month basis beyond its original expiration date and is expected to continue on a month-to-month basis until it is terminated as a result of the expected sale of the Senior Housing Facilities. The lease is accounted for as an operating lease in the Company's financial statements.

         Pursuant to the Facilities Lease Agreement, the Company pays annual base rent for use of all the Senior Housing Facilities in the aggregate amount of $3,555,427. The Company also pays variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $11,634,000. Variable rent expense was $274,000 and $256,000 for the three-month periods ended November 30, 2001 and 2000, respectively.

PLAN OF LIQUIDATION

         On July 6, 2001, ILM II's Board of Directors recommended to its shareholders that ILM II's Articles of Incorporation be amended to extend ILM II's finite-life existence from December 31, 2001, until December 31, 2008. On August 16, 2001, at ILM II's Annual Meeting of Shareholders, the proposal was not approved by the shareholders. As a result, ILM II announced that it will liquidate the Senior Housing Facilities commencing not later than December 31, 2001. On November 16, 2001, ILM II and ILM II Holding entered into a purchase and sale agreement (the "BRE Agreement") with BRE/Independent Living, LLC, a Delaware limited liability company ("BRE"), pursuant to which ILM II and ILM II Holding agreed to sell, and BRE agreed to purchase, all of ILM II's and ILM II Holding's right, title and interest in and to its Senior Housing Facilities and certain other related assets (the "Facilities"). In consideration for the sale of these Facilities, BRE agreed, subject to certain conditions, to pay ILM II $45.5 million, approximately $2.275 million of which was paid as a refundable deposit into escrow (the "BRE Deposit").

         On January 15, 2002, ILM II received a letter from BRE, stating its intention not to consummate the BRE transaction at the agreed upon purchase price contained in the BRE Agreement. ILM II determined that such refusal to consummate the BRE Agreement in accordance with its terms constituted a breach by BRE of the BRE Agreement. Accordingly, ILM II notified BRE that it was terminating the BRE Agreement. In a separate letter to the Company, BRE instructed the escrow agent to refund the BRE Deposit to BRE.

         Following BRE's breach, on January 23, 2002, ILM II and ILM II Holding entered into a purchase and sale agreement with Five Star Quality Care, Inc., a publicly traded Maryland corporation ("FVE"), pursuant to which ILM II and ILM II Holding (for purposes of discussing the FVE transaction, collectively, the "Seller") agreed to sell, and FVE agreed to purchase, all of the Seller's right, title and interest in and to its senior and assisted living facilities and certain other related assets (the "FVE Agreement"). In consideration for the sale of these facilities, FVE agreed, subject to certain conditions, to pay the Seller $45.5 million, approximately $5 million of which has been paid by FVE into escrow as a deposit (the "FVE Deposit").

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


PLAN OF LIQUIDATION (CONTINUED)

         Each of the parties' respective obligations under the FVE agreement is subject to customary closing conditions. FVE's obligation to close the transaction is subject to a due diligence inspection period ending February 22, 2002, providing FVE with the right to notify the Seller about certain property conditions or defects requiring more than $250,000 to remediate. Upon such notification, the Seller may elect to terminate the FVE Agreement and return the FVE deposit to FVE, or to refund a portion of the escrow deposit or agree to reduce the purchase price, on a dollar-for-dollar basis, by the amount such defect exceeds $250,000. If the Seller elects to terminate the FVE Agreement, FVE may rescind such notice of property defect and continue with the transaction on the previously agreed terms. Further, after the inspection period has expired, if either party should breach the FVE Agreement, the non-breaching party will be entitled to the escrow deposit as liquidated damages, and in the case of the Seller's breach in limited circumstances, FVE may seek specific performance or monetary remedies as liquidated damages.

         There can be no assurance whether the transactions contemplated by the FVE Agreement will be consummated or, if consummated, what the exact timing thereof would be.

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

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES

         Occupancy levels for the five properties in which the Company has invested averaged 87% and 89% for the three-month periods ended November 30, 2001 and 2000, respectively. Base rent payments of $3,555,427 will remain in effect throughout the remaining term of the lease. As noted above, the Facilities Lease Agreement also provides for the payment of variable rent. The Senior Housing Facilities are currently generating gross revenues which are in excess of the specified threshold in the variable rent calculation. Current annualized operating income levels are sufficient to cover the Company's base and variable rent obligations to ILM II Holding.

         At November 30, 2001, the Company had cash and cash equivalents of $688,000 compared to $931,000 at August 31, 2001. This decrease in cash of $243,000 is, in part, attributable to decreased cash flows from the operations of the Senior Housing Facilities subsequent to ILM II's sale of its interest in Villa Santa Barbara. As noted above, under the terms of the Facilities Lease Agreement, the Lessor is responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. As a result, substantially all of the Company's cash flow will be generated from operating activities. The Company did not pay cash dividends in fiscal year 2001 or for the first quarter of fiscal year 2002. The Company will not pay cash dividends in the future. The source of future liquidity is expected to be from operating cash flow from the Senior Housing Facilities, net of the Facilities Lease Agreement payments to ILM II Holding, and interest income earned on invested cash reserves. Such sources of liquidity are expected to be adequate to meet the Company's operating requirements. If they are not sufficient, the lease payments to ILM II Holding will be reduced to cover the shortfall.

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

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULT OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2001, VERSUS THREE MONTHS ENDED NOVEMBER 30,
2000

REVENUES

         Total revenues were $3,595,000 for the three months ended November 30, 2001 compared to $3,558,000 for the same period of the prior year, representing an increase of $37,000 or 1.0%. This increase is the result of increased rental revenues at certain of the Company's Senior Housing Facilities.

EXPENSES

         Total expenses were $3,814,000 for the three months ended November 30, 2001 compared to $3,987,000 for the same period in the prior year, representing a decrease of $173,000 or 4.3%. This decrease was primarily due to decreases in property management fees of $55,000 or 26.4%; and depreciation expense of $498,000 or 100% offset by increases in general and administrative costs of $33,000 or 18.8%; utilities of $89,000 or 47.6%; administrative salaries and wages of $52,000 or 19.2%; and marketing of $33,000 or 22.4% as well as minor increases and decreases in other accounts. The decrease in depreciation expense is due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date. Pursuant to the terms of the Facilities Lease Agreement, such assets would revert to ILM II Holding upon lease expiration or termination. A provision for liquidation expense of $9,000 or a 100% increase was recognized as of November 30, 2001.

INCOME TAX EXPENSE

         Income tax expense remains consistent when compared to the same period in the prior year, as a result of a loss before taxes of $219,000.

NET INCOME

         Primarily as a result of the factors noted above, net loss decreased $222,000 or 50.3% from net loss of $441,000 for the three months ended November 30, 2000 to net loss of $219,000 for the three months ended November 30, 2001.


RECENT EVENTS

         Historically, real estate has been subject to a wide range of cyclical economic conditions which affect various real estate sectors and geographic regions with differing intensities and at different times. In 2001, many regions of the United States have experienced varying degrees of economic recession, and the tragic events of September 11, 2001, may have accelerated certain recessionary trends such as the cost of obtaining sufficient property and liability insurance coverage and short-term interest rates. The Company believes, however, that these tragic events should not have a material effect on the Company's portfolio, give the Company's property types and the geographic regions in which the Company is located. The Company does not anticipate any material effects in financial condition.

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


                           PART II. Other Information


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



Dated:     February 26, 2002