Form 10-Q
period 2002-02-28
ILM II LEASE CORP
filed 2002-05-15
CIK 932092

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from ______to______.

                         Commission File Number: 0-25880

                            ILM II LEASE CORPORATION
             (Exact name of registrant as specified in its charter)

     Virginia                                             04-3248639
-----------------------                         -------------------------------
(State of organization)                                (I.R.S. Employer
                                                      Identification No.)

1750 Tysons Boulevard, Suite 1200, Tysons Corner, VA         22102
-------------------------------------------------------------------------------
(Address of principal executive office)                    (Zip Code)

Registrant's telephone number, including area code:       (888) 257-3550
                                                   ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
Title of each class                                      which registered
-------------------                             -------------------------------
       None                                                    None

           Securities registered pursuant to Section12(g) of the Act:

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

Shares of common stock outstanding as of February 28, 2002: 5,180,952

===============================================================================

                            ILM II LEASE CORPORATION

                                      INDEX

                                                                                                           PAGE
Part I.  Financial Information

         Item 1.  Financial Statements

                  Statements of Net Assets in Liquidation
                  February 28, 2002 (Unaudited) and August 31, 2001............................................4

                  Statements of Changes in Net Assets in Liquidation for the six and three months ended
                  February 28, 2002 (Unaudited) and August 31, 2001............................................5

                  Statements of Operations
                  For the six and three months ended February 28, 2001 (Unaudited).............................6

                  Statement of Changes in Shareholders' Equity
                  For the six months ended February 28, 2001 (Unaudited).......................................7

                  Statement of Cash Flows
                  For the six months ended February 28, 2001 (Unaudited).......................................8

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

Signatures....................................................................................................19

                            ILM II LEASE CORPORATION

 Part I. Financial Information

          Item I. Financial Statements
                   (See next page)

                            ILM II LEASE CORPORATION

                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                               (Liquidation Basis)
                February 28, 2002 (Unaudited) and August 31, 2001
                  (Dollars in thousands, except per share data)

                                     ASSETS

                                                                 February 28, 2002    August 31, 2001
                                                                 -----------------    ---------------
Cash and cash equivalents                                           $  1,107            $   931
Accounts receivable, net                                                   4                108
Tax refund receivable - federal and state                                423                346
Prepaid taxes and other assets                                           355                460
Deposits                                                                   9                  9
Deferred tax asset, net                                                    0                128
                                                                    --------            -------
                                                                    $  1,898            $ 1,982
                                                                    ========            =======

                                   LIABILITIES

Accounts payable and accrued expenses                               $    543            $   633
Accrued liquidation expenses                                             246                412
Real estate taxes payable                                                164                314
Accounts payable - related party                                         901                353
Security deposits                                                         44                 49
                                                                    --------            -------
         Total current liabilities                                     1,898              1,761

Commitments and contingencies

    Net assets in liquidation                                       $      0            $   221
                                                                    ========            =======

                            See accompanying notes.

                            ILM II LEASE CORPORATION

               STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                               (Liquidation Basis)
        For the six and three months ended February 28, 2002 (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                    Six Months          Three Months
                                                                      Ended                Ended
                                                                    February 28,        February 28,
                                                                        2002                2002
                                                                  ----------------    ---------------
Net assets in liquidation, beginning of period                       $    221             $     2

Increase (decrease) during the period:

Operating activities:
 Rental and other                                                       7,268               3,674
 Interest income                                                            2                   1
 Property operating                                                    (6,717)             (3,286)
 General and administrative                                              (404)               (194)
 Professional fees                                                       (198)                (66)
 Director's compensation                                                  (67)                (35)
                                                                     --------             -------
Total operating activities                                               (116)                 94

Liquidating activities:
 Provision for liquidation expenses                                       (54)                (45)
 Tax expense                                                              (51)                (51)
                                                                     --------             -------

Net decrease in assets in liquidation                                    (221)                 (2)
                                                                     --------             -------

Net assets in liquidation, end of period                             $      0             $     0
                                                                     ========             =======

                            ILM II LEASE CORPORATION

                            STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
        For the six and three months ended February 28, 2001 (Unaudited)
                  (Dollars in thousands, except per share data)

                                                                    Six Months          Three Months
                                                                      Ended                Ended
                                                                    February 28,        February 28,
                                                                        2002                2002
                                                                  ----------------    ---------------
REVENUES
 Rental and other income                                              $  7,121            $ 3,573
 Interest income                                                            19                  9
                                                                      --------            -------
                                                                         7,140              3,582
EXPENSES
 Master lease rent expense                                               2,293              1,155
 Dietary and food service salaries, wages and expenses                   1,252                620
 Administrative salaries, wages and expenses                               573                301
 Marketing salaries, wages and expenses                                    314                167
 Utilities                                                                 436                125
 Real estate taxes                                                         235                117
 Property management fees                                                  409                201
 Other property operating expenses                                         630                312
 General and administrative                                                265                129
 Directors compensation                                                     25                 11
 Professional fees                                                         206                 61
 Depreciation expense                                                      560                 63
                                                                      --------            -------
                                                                         7,457              3,512
                                                                      --------            -------

(Loss) income before taxes                                                (317)                70

Income tax expense (benefit):
 Current                                                                    42                 28
 Deferred                                                                   12                  -
                                                                      --------            -------
                                                                            54                 28
                                                                      --------            -------

NET (LOSS) INCOME                                                     $   (371)           $    42
                                                                      ========            =======

Basic (loss) earnings per share of common stock                       $  (0.07)           $  0.01
                                                                      ========            =======

The above earnings per share of common stock is based upon the 5,180,952 shares outstanding for each period.

                            See accompanying notes.

                            ILM II LEASE CORPORATION

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                              (Going Concern Basis)
             For the six months ended February 28, 2001 (Unaudited)
                  (Dollars in thousands, except per share data)

                                              Common Stock
                                             $.01 Par Value               Additional
                                     -------------------------------        Paid-In          Accumulated
                                         Shares            Amount           Capital             Deficit             Total
                                     ---------------     -----------    ---------------    -----------------      ---------
Balance at August 31, 1999              5,180,952            $52              $448               $766               $1,266

Net income                                      -              -                 -                154                  154
                                        ---------            ---              ----              -----               ------

Balance at February 29, 2000            5,180,952            $52              $448               $920               $1,420
                                        =========            ===              ====              =====               ======

Balance at August 31, 2000              5,180,952            $52              $448               $502               $1,002

Net Loss                                        -              -                 -               (371)                (371)
                                        ---------            ---              ----              -----               ------

Balance at February 28, 2001            5,180,952            $52              $448               $131               $  631
                                        =========            ===              ====              =====               ======

                            See accompanying notes.

                            ILM II LEASE CORPORATION

                             STATEMENT OF CASH FLOWS
                              (Going Concern Basis)
             For the six months ended February 28, 2001 (Unaudited)
                             (Dollars in thousands)

                                                                                                    Six Months
                                                                                                      Ended
                                                                                                   February 28,
                                                                                                       2001
                                                                                                -----------------
Cash flows from operating activities:
  Net (loss) income                                                                                  $  (371)
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
      Depreciation expense                                                                               560
      Deferred tax expense                                                                                12
      Changes in assets and liabilities:
      Accounts receivable, net                                                                           (49)
      Accounts receivable - related party                                                                (29)
      Prepaid expenses and other assets                                                                  (80)
      Accounts payable and accrued expenses                                                              (16)
      Accounts payable - related party                                                                   (68)
      Real estate taxes payable                                                                         (124)
      Federal income taxes payable                                                                         -
      Deferred rent payable                                                                               (6)
      Security deposits, net                                                                               7
                                                                                                     -------
                 Net cash (used by) provided by operating activities                                    (164)

Cash flows from investing activity:
  Additions to furniture, fixtures and equipment                                                        (109)
                                                                                                     -------
                 Net cash used in investing activities                                                  (109)
                                                                                                     -------

Net (decrease) increase in cash and cash equivalents                                                    (273)

Cash and cash equivalents, beginning of period                                                         1,894
                                                                                                     -------

Cash and cash equivalents, end of period                                                             $ 1,621
                                                                                                     =======

SUPPLEMENTAL DISCLOSURE:
  Cash paid during the period for state income taxes                                                 $    42
                                                                                                     =======

                             See accompanying notes

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

        In connection with its adoption of a plan of liquidation as of August 31,2001, the Company adopted the liquidation basis of accounting which, among other things, requires that assets and liabilities be stated at their estimated net realizable value and that estimated costs of liquidating the Company be provided to the extent that they are reasonably determinable. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that the Company make estimates affecting the reported amounts of assets and liabilities, and of revenues and expenses. Key estimates include the estimate of liquidation expenses. Actual results, therefore, could differ from those estimates. The results of operations for the six- and three-month periods ended February 28, 2002 are not necessarily indicative of the results to be expected for the year ending August 31, 2002.

        When the Company adopted the plan of liquidation on August 31, 2001, accrued liquidation expenses of $412,000 were recorded. These costs included estimates of insurance ($193,000) and other costs ($219,000) such as legal fees, accounting fees, tax preparation and filing fees and other professional services. During the six-month period ended February 28, 2002, an additional $45,000 was provided for legal fees and administration costs incurred as a result of the plan of liquidation.

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

        On January 23, 2002, ILM II and ILM II Holding entered into a purchase and sale agreement with Five Star Quality Care, Inc., a publicly traded Maryland corporation ("FVE"), pursuant to which ILM II and ILM II Holding agreed to sell, and FVE agreed to purchase, the Senior Housing Facilities. On April 2, 2002, the sale of the facilities to FVE was consummated and the Facilities Lease Agreement was terminated.

        The Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM II. Accordingly, because of the April 2, 2002 sale of the Senior Housing Facilities and the April 2, 2002 termination of the Facilities Lease Agreement, the Company is carrying out a plan of liquidation. The Company changed its basis of accounting, as of August 31, 2001, from the going-concern basis to the liquidation basis. It is currently expected that the Company will have nominal value after payment of its expenses.

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

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

2.   THE FACILITIES LEASE AGREEMENT

         ILM II Holding (the "Lessor"), a direct subsidiary of ILM II, leased the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease was originally scheduled to expire on December 31, 2000. On August 15, 2000, ILM II caused ILM II Holding to terminate the Facilities Lease Agreement with respect to the Company's 75% leasehold interest in Villa Santa Barbara and sell its interest in the Senior Housing Facility. The Facilities Lease Agreement with respect to the remaining five Senior Housing Facilities was extended on a month-to-month basis beyond its original expiration date and was terminated on April 2, 2002, as a result of the sale of the Senior Housing Facilities. The lease was accounted for as an operating lease in the Company's financial statements.

        Descriptions of the properties that were covered by the Facilities Lease Agreement between the Company and ILM II Holding at February 28, 2002, are summarized as follows:

                                                                  Year Facility       Rentable      Resident
        Name                             Location                     Built           Units(2)    Capacities(2)
        ----                             --------                     -----           --------    -------------
        The Palms                        Fort Myers, FL                1988              205           255
        Crown Villa                      Omaha, NE                     1992               73            73
        Overland Park Place              Overland Park, KS             1984              141           153
        Rio Las Palmas                   Stockton, CA                  1988              164           190
        The Villa at Riverwood           St. Louis County, MO          1986              120           140

     (1)Rentable units represent the number of apartment units and is a measure commonly used in the real estate industry. Resident capacity equals the number of bedrooms contained within the apartment units and corresponds to measures commonly used in the healthcare industry.

        On April 2, 2002, the Facilities Agreement was terminated. Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for the use of all of the Senior Housing Facilities in the aggregate amount of $3,555,427 per year. The facilities lease was a "triple-net" lease whereby the Lessee paid all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, was responsible for all major capital improvements and structural repairs to the Senior Housing Facilities. Also, any fixed assets of the Company at a Senior Housing Facility would remain with the Senior Housing Facility at the termination of the lease. Effective September 1, 2000, variable rent was payable quarterly in an amount equal to 40% of the excess of the aggregate total revenues over $11,634,000. Variable rent expense was $580,000 and $306,000 for the six- and three-month periods ended February 28, 2002, compared to $523,000 and $266,000 for the six- and three-month periods ended February 28, 2001.

        The Company's use of the properties was limited to use as Senior Housing Facilities. The Company had responsibility to obtain and maintain all licenses, certificates and consents needed to use and operate each Senior Housing Facility, and to use and maintain each Senior Housing Facility in compliance with all local board of health and other applicable governmental and insurance regulations. The Senior Housing Facilities located in California, Florida and Kansas were licensed by such states to provide assisted living services. In addition, various health and safety regulations and standards, which are enforced by state and local authorities, apply to the operation of all the Senior Housing Facilities. Violations of such health and safety standards could result in fines, penalties, closure of a Senior Housing Facility, or other sanctions.

        The Company retained Capital to be the property manager of the Senior Housing Facilities pursuant to a Management Agreement, which commenced on July 29, 1996. The term of the Management Agreement originally expired on July 29, 2001 but, in November 2000, the term was modified to be coterminous with the Facilities Lease Agreement. As a result, the term of the Management Agreement was extended on a month-to-month basis and was terminated on April 2, 2002, as a result of the sale of the Senior Housing Facilities and the termination of the Facilities Lease Agreement.

                            ILM II LEASE CORPORATION
              Notes to Financial Statements (Unaudited) (continued)

2.   THE FACILITIES LEASE AGREEMENT (CONTINUED)

        Under the Management Agreement, Capital was required to perform all operational functions necessary to operate the Senior Housing Facilities other than certain administrative functions. The functions performed by Capital include periodic reporting to and coordinating with the Company, leasing the individual units in the Senior Housing Facilities, maintaining bank accounts, maintaining books and records, advertising and marketing the Senior Housing Facilities, hiring and supervising on-site personnel, and performing maintenance. Under the terms of the Management Agreement, Capital earns a base management fee equal to 4% of the gross operating revenues of the Senior Housing Facilities, as defined. Capital also earned an incentive management fee equal to 25% of the amount by which the net cash flow of the Senior Housing Facilities, as defined, exceeds a specified base amount. Each August 31, beginning on August 31, 1997, the base amount was increased based on the percentage increase in the Consumer Price Index as well as 15% of Facility expansion costs. ILM II has guaranteed the payment of all fees due to Capital under the terms of the Management Agreement. For the six- and three-month periods ended February 28, 2002, Capital earned property management fees from the Company of $324,000 and $172,000. For the six- and three-month periods ended February 28, 2001, Capital earned property management fees from the Company of $409,000 and $201,000, respectively.

3.   RELATED PARTY TRANSACTIONS

        Jeffry R. Dwyer, Secretary, President and Director of the Company, is a shareholder of Greenberg Traurig, Counsel to the Company and its affiliates since 1997. For the six- and three-month periods ended February 28, 2002, Greenberg Traurig earned fees from the Company of $15,000 and $6,000, respectively. For the six- and three-month periods ended February 28, 2001, Greenberg Traurig earned fees from the Company of $42,000 and $11,000, respectively.

        ACCOUNTS PAYABLE - RELATED PARTY at February 28, 2002, includes $1,023,000 for base and variable rent due to ILM II Holding, $2,000 in accrued legal fees due to Greenberg Traurig, Counsel to the Company and a related party, and $19,000 in expense reimbursements due. At August 31, 2001, ACCOUNTS PAYABLE - RELATED PARTY primarily includes $353,000 for variable rent due to ILM II Holding.

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

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Facilities Lease Agreement was a "triple-net" lease whereby the Lessee paid all operating expenses, governmental taxes and assessments, utility charges and insurance premiums, as well as the costs of all required maintenance, personal property and non-structural repairs in connection with the operation of the Senior Housing Facilities. ILM II Holding, as Lessor, was responsible for all major capital improvements and structural repairs to the Senior Housing Facilities.

     ILM II Holding (the "Lessor"), a direct subsidiary of ILM II, leased the Senior Housing Facilities to the Company (the "Lessee") pursuant to the Facilities Lease Agreement. Such lease was originally scheduled to expire on December 31, 2000. The Facilities Lease Agreement with respect to the five Senior Housing Facilities had been extended on a month-to-month basis beyond its original expiration date and continued on a month-to-month basis until it was terminated on April 2, 2002 as a result of the sale of the Senior Housing Facilities. The lease was accounted for as an operating lease in the Company's financial statements.

     Pursuant to the Facilities Lease Agreement, the Company paid annual base rent for use of all the Senior Housing Facilities in the aggregate amount of $3,555,427. The Company also paid variable rent, on a quarterly basis, for each Senior Housing Facility in an amount equal to 40% of the excess, if any, of the aggregate total revenues for the Senior Housing Facilities, on an annualized basis, over $11,634,000. Variable rent expense was $580,000 and $306,000 for the six- and three-month periods ended February 28, 2002, compared to $523,000 and $266,000 for the six- and three-month period ended February 28, 2001.

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

     On January 23, 2002, ILM II and ILM II Holding entered into a purchase and sale agreement with Five Star Quality Care, Inc., a publicly traded Maryland corporation ("FVE"), pursuant to which ILM II and ILM II Holding agreed to sell, and FVE agreed to purchase, the Senior Housing Facilities. On April 2, 2002, the sale of the facilities to FVE was consummated and the Facilities Lease Agreement was terminated.

     The Company does not have any current plans to operate or own any other facilities or engage in any other business outside of its relationship with ILM
II. Accordingly, because of the April 2, 2002 sale of the Senior Housing Facilities and the April 2, 2002 termination of the Facilities Lease Agreement, the Company is carrying out a plan of liquidation. The Company changed its basis of accounting, as of August 31, 2001, from the going-concern basis to the liquidation basis. It is currently expected that the Company will have nominal value after payment of its expenses.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

     Occupancy levels for the five properties in which the Company had invested averaged 87% and 88% for the three-month periods ended February 28, 2002 and 2001, respectively. Annualized base rent payments of $3,555,427 remained in effect throughout the term of the lease. As noted above, the Facilities Lease Agreement also provided for the payment of variable rent. The Senior Housing Facilities generated gross revenues which were in excess of the specified threshold in the variable rent calculation.

     At February 28, 2002, the Company had cash and cash equivalents of $1,107,000 compared to $931,000 at August 31, 2001. As noted above, under the terms of the Facilities Lease Agreement, the Lessor was responsible for major capital improvements and structural repairs to the Senior Housing Facilities. Consequently, the Company does not have any material commitments for capital expenditures. Furthermore, the Company does not currently anticipate the need to engage in any borrowing activities. The Company did not pay cash dividends in fiscal year 2001 or for the first two quarters of fiscal year 2002. The Company will not pay cash dividends in the future.

     Because of the April 2, 2002 sale of the Senior Housing Facilities and the resulting termination of the Facilities Lease Agreement, the Company is carrying out a plan of liquidation. The Company changed its basis of accounting, as of August 31, 2001, from the going-concern basis to the liquidation basis. It is currently expected that the Company will have nominal value after payment of its expenses.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULT OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 28, 2002, VERSUS SIX MONTHS ENDED FEBRUARY 28, 2001

REVENUES
     Total revenues were $7,270,000 for the six months ended February 28, 2002 compared to $7,140,000 for the same period of the prior year, representing an increase of $130,000 or 1.8%. This increase is the result of increased rental revenues at certain of the Company's Senior Housing Facilities.

EXPENSES
     Total expenses were $7,440,000 for the six months ended February 28, 2002 compared to $7,457,000 for the same period in the prior year, representing a decrease of $17,000 or 0.2%. This decrease was primarily due to a $445,000 or 79.5% decrease in depreciation expense due to the change in the estimated useful lives of the Company's fixed assets as a consequence of the expected lease termination date. Pursuant to the terms of the Facilities Lease Agreement, such assets will revert to ILM II Holding upon lease expiration or termination. This decrease in expenses was accompanied by an $85,000 or 20.8% decrease in property management fees as well as other minor decreases in other accounts. These decreases were accompanied by increases in general and administrative costs of $139,000 or 52.5%; utilities of $80,000 or 18.3%; administrative salaries wages and expenses of $72,000 or 12.6%; marketing salaries, wages and expenses of $34,000 or 10.8%; repairs and maintenance of $52,000 or 20.2%; real estate taxes of $41,000 or 17.6%; Director's compensation of $42,000 or 168.0%; and a $54,000 or 100.0% increase in the provision for liquidation expenses as a result of transitioning to the liquidation basis of accounting and recognizing the increased value of investment properties at fair value as compared to the same period last year, when the liquidation basis of accounting had not yet been adopted.

INCOME TAX EXPENSE
     Income tax expense increased $105,000 or 194.4% from income tax benefit of $54,000 for the six months ended February 28, 2001, to income tax expense of $51,000 as of February 28, 2002. This increase in income tax expense is the result of a loss before taxes of $170,000 for the six months ended February 28, 2002, compared to a loss before taxes of $331,000 in the same period of the prior year.

NET LOSS
     Primarily as a result of the factors noted above, net loss decreased $150,000 or 40.5% from net loss of $371,000 for the six months ended February 28, 2001, to net loss of $221,000 for the six months ended February 28, 2002.

THREE MONTHS ENDED FEBRUARY 28, 2002, VERSUS THREE MONTHS ENDED FEBRUARY 28,
2001

REVENUES
     Total revenues were $3,675,000 for the three months ended February 28, 2002 compared to $3,582,000 for the same period of the prior year, representing an increase of $93,000 or 2.6%. This increase is the result of increased rental revenues at certain of the Company's Senior Housing Facilities.

EXPENSES
     Total expenses were $3,626,000 for the three months ended February 28, 2002 compared to $3,512,000 for the same period in the prior year, representing an increase of $114,000 or 3.3%. This increase was primarily due to increases in general and administrative costs of $65,000 or 50.4%; repairs and maintenance of $27,000 or 21.6%; Director's compensation of $24,000 or 218.2%; and real estate taxes of $22,000 or 18.8%. These increases were offset by decreases in master lease rent expense of $103,000 or 8.9% as a result of decreases in variable rent expense and property management fees of $29,000 or 14.4%; utilities of $9,000 or 3.8% as well as minor increases in other accounts. A provision for liquidation expense of $45,000 or a 100% increase was recognized as of February 28, 2002, as the company had not yet adopted the liquidation basis of accounting in the same period of the prior year.

                            ILM II LEASE CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULT OF OPERATIONS (CONTINUED)

INCOME TAX EXPENSE
     Income tax expense increased $23,000 or 82.1% from income tax expense of $28,000 for the three months ended February 28, 2001, to income tax expense of $51,000 as of February 28, 2002. This increase in income tax expense is the result of income before taxes of $49,000 for the three months ended February 28, 2002, compared to income before taxes of $70,000 in the same period of the prior year.

NET INCOME
     Primarily as a result of the factors noted above, net income decreased $44,000 or 105.2% from net income of $42,000 for the three months ended February 28, 2001 to net loss of $2,000 for the three months ended February 28, 2002.

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


                                     BY:  ILM II LEASE CORPORATION


                                     By:  /s/ Jeffry R. Dwyer
                                          -------------------------------------
                                                Jeffry R. Dwyer
                                                   President


Dated:     May 13, 2002